Form 10-K/A
period 2020-12-31
Forum Merger III Corp
filed 2021-05-07
CIK 1784168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

Forum Merger III Corporation (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing, to restate our consolidated financial statements (i) as of and for the year ended December 31, 2020, (ii) as of August 21, 2020 and (ii) as of and for the periods ended September 30, 2020 (collectively, the Original Financial Statements”) in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 5, 2021, the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on August 27, 2020 or its quarterly report on Form 10-Q filed on November 12, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1 and currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1 to this Amendment.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non- cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following issuance of the SEC Statement, on April 29, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we also identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a material weakness in internal control over financial reporting as of December 31, 2020. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the year ended December 31, 2020, we had a net loss of $29,361,225, which consists of formation and general and administrative expenses of $3,617,022, a loss on the warrant liability of $25,574,581, and transaction costs of $236,212, which are offset by interest earned on marketable securities held in the trust account of $66,590.

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

For the year ended December 31, 2020, cash used in operating activities was $446,545. Net loss of $29,361,225 was affected by interest earned on marketable securities held in the trust account of $66,590, a loss on the warrant liability of $25,574,581, transaction costs of $236,212 and changes in operating assets and liabilities, which provided $3,170,477 of cash from operating activities.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Date: May 6, 2021	FORUM MERGER III CORPORATION

	By:	/s/ David Boris
		Name:	David Boris
		Title:	Co-Chief Executive Officer
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

/s/ Marshall Kiev	Co-Chief Executive Officer, President and Director	May 6, 2021
Marshall Kiev	(principal executive officer)

/s/ David Boris	Co-Chief Executive Officer and Chief Financial Officer, and Director	May 6, 2021
David Boris	(principal financial and accounting officer)

/s/ Neil Goldberg	Director	May 6, 2021
Neil Goldberg

/s/ Richard Katzman	Director	May 6, 2021
Richard Katzman

/s/ Steven Berns	Director	May 6, 2021
Steven Berns

/s/ Jeffrey Nachbor	Director	May 6, 2021
Jeffery Nachbor

FORUM MERGER III CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Forum Merger III Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Forum Merger III Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from June 25, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from June 25, 2020 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 consolidated financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2019.

New York, New York

May 6, 2021

FORUM MERGER III CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2020	2019
	(As Restated)
ASSETS
Current assets
Cash	$1,555,497	$19,810
Prepaid expenses	157,486	—
Total Current Assets	1,712,983	19,810

Deferred offering costs	—	62,726
Cash and marketable securities held in Trust Account	250,066,590	—
TOTAL ASSETS	$251,779,573	$82,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$3,329,929	$1,966
Accrued offering costs	—	57,726
Total Current Liabilities	3,329,929	59,692

Deferred underwriting fee payable	8,750,000	—
Warrant liabilities	29,859,848
TOTAL LIABILITIES	41,939,777	59,692

Commitments and Contingencies

Class A common stock subject to possible redemption, 20,483,979 and none shares at redemption value as of December 31, 2020	204,839,790	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,257,271 and none issued and outstanding (excluding 20,483,979 and none shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	526	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding as of December 31, 2020 and 2019, respectively (1)	625	719
Additional paid-in capital	34,362,236	24,281
Accumulated deficit	(29,363,381)	(2,156)
Total Stockholders’ Equity	5,000,006	22,844
Total Liabilities and Stockholders’ Equity	$251,779,573	$82,536

(1)	At December 31, 2019, the shares issued and outstanding includes 937,500 shares of Class B common stock forfeited on October 5, 2020 as a result of the expiration of the underwriter’s option to exercise their over-allotment (see Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

FORUM MERGER III CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from June 25, 2019 (Inception) Through
	2020 (As Restated)	December 31, 2019
Formation and operational costs	$3,617,022	$2,156
Loss from operations	(3,617,022)	(2,156)

Other income (expense):
Loss on warrant liabilities	(25,574,581)
Transaction costs	(236,212)
Interest earned on marketable securities held in Trust Account	66,590	—
Other expense, net	(25,744,203)	—

Net loss	$(29,361,225)	$(2,156)

Weighted average shares outstanding of Class A redeemable common stock	25,000,000	—
Basic and diluted net income per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock (1)	6,518,068	6,250,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(4.50)	$(0.00)

(1)	At December 31, 2019, the weighted average shares outstanding excludes up to 937,500 shares of Class B common stock forfeited on October 5, 2020 as a result of the expiration of the underwriter’s option to exercise their over-allotment (see Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

FORUM MERGER III CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscription Receivable from	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance – June 25, 2019	—	$—	—	$—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	7,187,500	719	24,281	(25,000)	—	—

Collection of stock subscription receivable from stockholder	—	—	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	—	(2,156)	(2,156)
Balance – December 31, 2019	—	—	7,187,500	719	24,281	—	(2,156)	22,844

Sale of 25,000,000 Units, net of underwriting discounts and public warrant liabilities	25,000,000	2,500	—	—	231,881,777	—	—	231,884,277

Sale of 741,250 Private Placement Units, net of private placement warrant liabilities	741,250	74	—	—	7,293,826	—	—	7,293,900

Forfeiture of Founder Shares	—	—	(937,500)	(94)	94	—	—	—

Class A common stock subject to possible redemption	(20,483,979)	(2,048)	—	—	(204,837,742)	—	—	(204,839,790)

Net loss	—	—	—	—	—	—	(29,361,225)	(29,361,225)
Balance – December 31, 2020 (As Restated)	5,257,271	$526	6,250,000	$625	$34,362,236	$—	$(29,363,381)	$5,000,006

(1)	Includes 937,500 shares of Class B common stock forfeited on October 5, 2020 as a result of the expiration of the underwriter’s option to exercise their over-allotment (see Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

FORUM MERGER III CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from June 25, 2019 (Inception) Through
	2020 (As Restated)	December 31, 2019
Cash Flows from Operating Activities:
Net loss	$(29,361,225)	$(2,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on warrant liabilities	25,574,581	—
Transaction costs	236,212	—
Interest earned on marketable securities held in Trust Account	(66,590)	—
Changes in operating assets and liabilities:
Prepaid expenses	(157,486)	—
Accrued expenses	3,327,963	1,966
Net cash used in operating activities	(446,545)	(190)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)	—
Net cash used in investing activities	(250,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000	—
Proceeds from sale of Private Placement Units	7,412,500	—
Proceeds from promissory note – related party	40,000	—
Repayment of promissory note – related party	(40,000)	—
Payment of offering costs	(430,268)	(5,000)
Net cash provided by financing activities	251,982,232	20,000

Net Change in Cash	1,535,687	19,810
Cash – Beginning of period	19,810	—
Cash – End of period	$1,555,497	$19,810

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$57,726
Initial classification of Class A common stock subject to possible redemption	$233,964,093	$—
Change in value of Class A common stock subject to possible redemption	$(29,124,303)	$—
Deferred underwriting fee payable	$8,750,000
Initial classification of warrant liabilities	$4,285,267	$—

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

The registration statement for the Company’s Initial Public Offering was declared effective on August 18, 2020. On August 21, 2020 the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 741,250 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Forum Investors III LLC, a Delaware limited liability company (the “Sponsor”), and the underwriters of the Initial Public Offering, generating gross proceeds of $7,412,500, which is described in Note 5.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined below in Note 6), its Private Placement Shares (as defined in Note 5) and any Public Shares acquired by it during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

FORUM MERGER III CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

FORUM MERGER III CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in the Trust Account, operating expenses, operating cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of August 21, 2020 (audited)
Total Liabilities	$9,331,198	$4,285,267	$13,616,465
Class A Common Stock Subject to Possible Redemption	238,249,360	(4,285,267)	233,964,093
Class A Common Stock	192	42	234
Additional Paid-in Capital	5,001,961	236,170	5,238,131
Accumulated Deficit	(2,863)	(236,212)	(239,075)
Total Stockholders’ Equity	5,000,009	—	5,000,009

Number of Class A common shares subject to redemption	23,824,936	(428,527)	23,396,409

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$8,882,065	$15,876,240	$24,758,305
Class A Common Stock Subject to Possible Redemption	238,146,960	(15,876,240)	222,270,720
Class A Common Stock	193	129	322
Additional Paid-in Capital	5,104,360	11,827,027	16,931,387
Accumulated Deficit	(105,271)	(11,827,185)	(11,932,456)
Total Stockholders’ Equity	5,000,001	—	5,000,001

Number of Class A common shares subject to redemption	23,814,696	(1,587,624)	22,227,072

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$12,079,929	$29,859,848	$419,933,777
Class A Common Stock Subject to Possible Redemption	234,699,640	(29,859,850)	204,839,790
Class A Common Stock	227	299	526
Additional Paid-in Capital	8,551,740	25,810,496	34,362,236
Accumulated Deficit	(3,552,588)	(25,810,793)	(29,363,381)
Total Stockholders’ Equity	5,000,004	2	5,000,006

Number of Class A common shares subject to redemption	23,469,964	(2,985,985)	20,483,979

Statement of Operations for the three months ended September 30, 2020 (unaudited)
Net loss	$(102,313)	$(11,827,185)	$(11,929,498)
Weighted average shares outstanding, Common stock subject to possible redemption	25,000,000	—	25,000,000
Basic and diluted net earnings per share, Common stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding of Common stock	6,575,824	—	6,575,824
Basic and diluted net loss per share, Common stock	(0.02)	(1.79)	(1.81)

Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Net loss	$(103,115)	$(11,827,185)	$(11,930,300)
Weighted average shares outstanding, Common stock subject to possible redemption	25,000,000	—	25,000,000
Basic and diluted net earnings per share, Common stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding of Common stock	6,358,608	—	6,358,608
Basic and diluted net loss per share, Common stock	(0.02)	(1.86)	(1.88)

Statement of Operations for the year ended December 31, 2020 (audited)
Net loss	$(3,550,432)	$(25,810,793)	$(29,361,225)
Weighted average shares outstanding, Common stock subject to possible redemption	25,000,000	—	25,000,000
Basic and diluted net earnings per share, Common stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding of Common stock	6,518,068	—	6,518,068
Basic and diluted net loss per share, Common stock	(0.54)	(3.96)	(4.50)

Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Net loss	$(103,115)	$(11,827,185)	$(11,930,300)
Loss on warrant liabilities	—	8,674,307	8,674,307
Transaction costs	—	236,212	236,212
Initial classification of Class A common stock subject to possible redemption	238,249,360	(4,285,267)	233,964,093
Change in value of Class A common stock subject to possible redemption	(102,400)	(11,590,973)	(11,693,373)

Statement of Cash Flows for the year ended December 31, 2020 (audited)
Net loss	$(3,550,432)	$(25,810,793)	$(29,361,225)
Loss on warrant liabilities	—	25,574,581	25,574,581
Transaction costs	—	236,212	236,212
Initial classification of Class A common stock subject to possible redemption	238,249,360	(4,285,267)	233,964,093
Change in value of Class A common stock subject to possible redemption	(102,400)	(29,021,903)	(29,124,303)

FORUM MERGER III CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FORUM MERGER III CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other that were directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the public warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to stockholders’ equity. On December 31, 2020, offering costs totaled $14,185,268 (consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $435,268 of other offering costs), of which $236,212 was charged to expense and $13,949,056 was charged to stockholders’ equity.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

FORUM MERGER III CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

The Company’s consolidated statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock by the weighted average number of Class A and B non-redeemable common stock outstanding for the period. Class A and B non-redeemable common stock includes the Founder Shares and Private Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from June 25, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$66,590	$—
Income Tax and Franchise Tax	(66,590)	—
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,000,000	—
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(29,361,225)	$(2,156)
Net Earnings applicable to Redeemable Class A and B Common Stock	—	—
Non-Redeemable Net Loss	$(29,361,225)	$(2,156)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Class A and B Non-Redeemable Common Stock, Basic and Diluted (1)	6,518,068	6,250,000
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(4.50)	$(0.00)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 741,250 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $7,412,500. The Sponsor purchased 616,250 Private Placement Units and the underwriters purchased 125,000 Private Placement Units. Each Private Placement Unit consists of one share of Class A common stock (“Private Placement Share”) and one-third of one warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless (see Note 9).

NOTE 6. RELATED PARTY TRANSACTIONS

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

The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). On October 5, 2020, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of 937,500 shares. Accordingly, as of October 5, 2020, there are 6,250,000 Founder Shares issued and outstanding (see Note 8).

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 5,257,271 shares of Class A common stock issued and outstanding, excluding 20,483,979 Class A common stock subject to possible redemption. At December 31, 2019 there were no shares of Class A common stock issued or outstanding.

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

NOTE 9: WARRANT LIABILITIES

Warrants — As of December 31, 2020, there were 8,580,416 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

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

FORUM MERGER III CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the year ended December 31, 2020	For the period from June 25, 2019 through December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.4%	0.0%
Change in fair value of warrant liability	(22.1)%	-
Transaction costs	(0.2)%	-
Change in valuation allowance	(3.1)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,066,565

Liabilities:
Warrant Liability – Public Warrants	1	$28,999,999
Warrant Liability – Private Placement Warrants	3	$859,849

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Warrants were valued as of August 21, 2020 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants discount for lack of marketability and the probability of consummation of the Business Combination. The discount for lack of marketability was determined using an average between the Finnerty and Chaffee Models at 4.5%. The probability assigned to the consummation of the Business Combination was 70% which was determined based on management’s expectations based on the current market conditions and observed historical success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker FIIIW.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on August 21, 2020	$118,600	$4,166,667	$4,285,267
Change in valuation inputs or other assumptions (1)	741,249	24,833,332	25,574,581
Fair value as of December 31, 2020	$859,849	$28,999,999	$29,859,848

(1)	Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $24,833,332 during the period from August 21, 2020 through December 31, 2020.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than in Note 2 that would have required adjustment or disclosure in the consolidated financial statements.