Form 10-Q
period 2021-03-31
Forum Merger III Corp
filed 2021-05-26
CIK 1784168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 26, 2021, there were 25,741,250 shares of Class A common stock, par value $0.0001, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORUM MERGER III CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORUM MERGER III CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,038,353	$1,555,497
Prepaid expenses	174,124	157,486
Total Current Assets	1,212,477	1,712,983

Cash and marketable securities held in Trust Account	250,004,042	250,066,590
Total Assets	$251,216,519	$251,779,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accounts payable and accrued expenses	$3,815,030	$3,329,929
Deferred underwriting fee payable	8,750,000	8,750,000
Warrant liabilities	16,325,028	29,859,848
Total Liabilities	28,890,058	41,939,777

Commitments and Contingencies

Class A common stock subject to possible redemption, 21,732,646 and 20,483,979 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	217,326,460	204,839,790

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,008,604 and 5,257,271 issued and outstanding (excluding 21,732,646 and 20,483,979, none shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	401	526
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	625	625
Additional paid-in capital	21,875,691	34,362,236
Accumulated deficit	(16,876,716)	(29,363,381)
Total Stockholders’ Equity	5,000,001	5,000,006
Total Liabilities and Stockholders’ Equity	$251,216,519	$251,779,573

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORUM MERGER III CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

General and administrative expenses	$1,054,321	$160
Loss from operations	(1,054,321)	(160)

Other income:
Interest earned on marketable securities held in Trust Account	6,166	—
Change in fair value of warrant liabilities	13,534,820	—
Net income (loss)	$12,486,665	$(160)

Weighted average shares outstanding of Class A redeemable common stock	25,000,000	—
Basic and diluted income per share, Class A	$0.00	$—

Basic weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,991,250	6,250,000
Basic net income (loss) per share, Class A and Class B non-redeemable common stock	$1.79	$(0.00)

Diluted weighted average shares outstanding of Class A and Class B non-redeemable common stock and non-redeemable warrants	7,152,316	6,250,000
Diluted net loss per share, Class A and Class B non-redeemable common stock and non-redeemable warrants	$(0.15)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORUM MERGER III CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	5,257,271	$526	6,250,000	$625	$34,362,236	$(29,363,381)	$5,000,006

Change in value of Class A common stock subject to possible redemption	(1,248,667)	(125)	—	—	(12,486,545)	—	(12,486,670)

Net income	—	—	—	—	—	12,486,665	12,486,665
Balance – March 31, 2021	4,008,604	$401	6,250,000	$625	$21,875,691	$(16,876,716)	$5,000,001

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	—	$—	7,187,500	$719	$24,281	$(2,156)	$22,844

Net loss	—	—	—	—	—	(160)	(160)
Balance – March 31, 2020	—	$—	7,187,500	$719	$24,281	$(2,316)	$22,684

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORUM MERGER III CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$12,486,665	$(160)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(13,534,820)	—
Interest earned on marketable securities held in Trust Account	(6,166)	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,638)	—
Accounts payable and accrued expenses	485,101	350
Net cash (used in) provided by operating activities	(585,858)	190

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for the payment of franchise taxes	68,714	—
Net cash provided by investing activities	68,714	—

Net Change in Cash	(517,144)	190
Cash – Beginning of period	1,555,497	19,810
Cash – End of period	$1,038,353	$20,000

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$12,486,670	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Forum Merger III Corporation (the “Company”) was incorporated in Delaware on June 25, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination (as defined in Note 6).

The Company has one subsidiary, ELMS Merger Corp., a wholly owned subsidiary of the Company incorporated in Delaware on December 3, 2020 (“Merger Sub”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Electric Last Mile, Inc., a Delaware corporation (“ELM”). The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of March 31, 2021, the Company had approximately $1.0 million in cash in its operating bank accounts, and a working capital deficit of approximately $2.6 million.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on 10-K/A as filed with the SEC on May 7, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other that were directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the public warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to stockholders’ equity. Offering costs amounted to $14,185,268, of which $13,949,056 were charged to stockholders’ equity upon the completion of the Initial Public Offering on August 21, 2020 and $236,212 were expensed to the condensed consolidated statements of operations.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4) (collectively, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $1,166,000 and $900,000, respectively, which had a full valuation allowance recorded against it of approximately $1,166,000 and $900,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2021 was zero, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and permanent differences due to the change in the fair value of the warrant liabilities. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods.

The Company’s unaudited condensed consolidated statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per share, basic for Class A and B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and B non-redeemable common stock outstanding for the period. Share settlement of the Company's warrants to purchase an aggregate of 8,580,416 shares of Class A common stock at a price of $11.50 was presumed for the calculation of diluted earnings per share because it is more dilutive than the cash settlement alternative. Under this assumption, the contract is settled in common shares, and the effect of the liability classification (change in fair value of derivative warrant liability is reversed as a numerator adjustment). Potentially dilutive weighted average shares of 161,066 are included in the denominator. Class A and B non-redeemable common stock includes the Founder Shares and Private Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31
	2021	2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$6,166	$—
Income and Franchise Tax	(6,166)	—
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,000,000	—
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Class A and B Common Stock
Basic Income (Loss) per Share
Numerator: Net loss minus Redeemable Net Earnings
Net income (loss)	$12,486,665	$(160)
Net Earnings applicable to Redeemable Class A and B Common Stock	—	—
Non-Redeemable Net Income (Loss)	$12,486,665	$(160)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Class A and B Non-Redeemable Common Stock, Basic and Diluted (1)	6,991,250	6,250,000
Income (Loss)/Basic and Diluted Non-Redeemable Class A and B Common Stock	$1.79	$(0.00)

Diluted Loss per Share
Numerator: Non-Redeemable Net Income - Basic minus Change in fair value of warrant liabilities
Non-Redeemable Net Income - Basic	$12,486,665	$(160)
Less: Change in fair value of warrant liabilities	(13,534,820)	—
Non-Redeemable Net Loss – Diluted	$(1,048,155)	$(160)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Class A and B Non-Redeemable Common Stock, Diluted (2)	7,152,316	6,250,000
Loss/Diluted Non-Redeemable Class A and B Common Stock	$(0.15)	$(0.00)

(1)	The weighted average non-redeemable common stock for the three months ended March 31, 2021 includes the effect of 741,250 Private Placement Units, which were issued in conjunction with the Initial Public Offering in August 2020.

(2)	As of March 31, 2021, diluted weighted average shares outstanding was calculated using the treasury stock method utilizing a weighted average share price of $11.72 and the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 8,580,416 shares of common stock.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on August 19, 2020, to pay an affiliate of the Sponsor a total of $25,000 per month for 24 months for office space, utilities and secretarial and administrative support. Such payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $600,000 in the aggregate. For the three months ended March 31, 2021, the Company incurred and paid $75,000 in fees for these services.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,200,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or close of a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 Merger Agreement

On December 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub, ELM, and Jason Luo, in the capacity as the initial stockholder representative thereto, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into ELM (the “Merger”), with ELM surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). The Business Combination is subject to certain closing conditions, including the Carveout Transaction (as defined in the Merger Agreement). Prior to the Carveout Transaction, ELM will have limited operations.

The aggregate consideration payable to the stockholders of ELM at the closing of the Business Combination (the “Closing”) is $1,300,000,000, payable solely in shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), valued at $10.00 per share, subject to the purchase price adjustments and deductions as set forth in the Merger Agreement less $292,000,000, the value of the 29,200,000 shares of Common Stock reserved for a new long-term equity incentive plan ($150,000,000 of which are restricted share units with vesting terms substantially similar to the Earnout Shares (as defined below)), less $2,500,000, the value of the Adjustment Escrow Stock (as defined below), and less $50,000,000, the value of the Earnout Shares (the “Closing Merger Consideration”).

In addition, an aggregate of 5,000,000 shares of Common Stock (the “Earnout Shares”) will be placed into escrow at Closing and will be payable to ELM stockholders (the “ELM Stockholders”) during the 36-month period following the Closing (the “Earnout Period”) as follows: (i) if the closing price of the Common Stock (the “Closing Price”) equals or exceeds $14.00 on any 20 trading days in any 30-consecutive-day trading period, then 2,500,000 Earnout Shares will be released from escrow to the ELM Stockholders, and (ii) if the Closing Price equals or exceeds $16.00 on any 20 trading days in any 30-consecutive-day trading period, then the remaining 2,500,000 Earnout Shares will be released from escrow to the ELM Stockholders. Subject to the terms and conditions set forth in the Merger Agreement, if a qualifying Change in Control (as defined in the Merger Agreement) occurs during the Earnout Period, all Earnout Shares not previously released will be released to the ELM Stockholders. Any Earnout Shares not released prior to the expiration of the Earnout Period will be forfeited and cancelled.

The Company has agreed that, at the Closing, the Company will place 250,000 shares of Common Stock into an adjustment escrow account (the “Adjustment Escrow Stock”) to secure any downward post-closing purchase price adjustment. Following the date on which the Closing Merger Consideration is finally determined, all or a portion of those shares of Common Stock will either be released to the ELM Stockholders or released to the Company in accordance with the adjustment mechanisms set forth in the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,008,604 and 5,257,271 shares of Class A common stock issued and outstanding, excluding 21,732,646 and 20,483,979 Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share At March 31, 2021 and December 31, 2020, there were 6,250,000 shares of Class B common stock issued and outstanding, respectively.

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

NOTE 8. WARRANT LIABILITIES

As of March 31, 2021, there were 8,580,416 Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2021, assets held in the Trust Account were comprised of $11 in cash and $250,004,031 in money market funds, which are invested in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $25 in cash and $250,066,565 in money market funds, which are invested in U.S. Treasury securities. During the three months ended March 31, 2021, the Company withdrew $68,714 of interest income from the Trust Account for its franchise taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,004,031	$250,066,565

Liabilities:
Warrant Liability – Public Warrants	1	$15,833,333	$28,999,999
Warrant Liability – Private Placement Warrants	3	$491,695	$859,849

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statement of operations.

The Private Placement Warrants were valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants discount for lack of marketability and the probability of consummation of the Business Combination. The discount for lack of marketability was determined using an average between the Finnerty and Chaffee Models at 4.42% as of March 31, 2021 and 4.99% as of December 31, 2020. The probability assigned to the consummation of the Business Combination was 95% as of March 31, 2021 and 80% as of December 31, 2020 which was determined based on management’s expectations based on the current market conditions and observed historical success rates of business combinations for special purpose acquisition companies. The measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker FIIIW.

The key inputs into the Monte Carlo simulation for the Private Placement Warrants were as follows:

Input:	March 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Expected term (years)	5.63	5.13
Probability of business combination closing	95.0%	80.0%
Risk-free interest rate	1.08%	0.38%
Expected volatility	27.5%	21.1%

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$859,849
Change in fair value	(368,154)
Fair value as of March 31, 2021	$491,695

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Forum Merger III Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the period ending December 31, 2020 filed with the SEC and Part II, Item 1A. Risk Factors herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

ELM Business Combination

On December 10, 2020, we entered into the Merger Agreement with Merger Sub, ELM, and Jason Luo, in the capacity as the initial stockholder representative thereto, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into ELM , with ELM surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company. The Business Combination is subject to certain closing conditions, including the Carveout Transaction (as defined in the Merger Agreement). Prior to the Carveout Transaction, ELM will have limited operations.

The aggregate consideration payable at the Closing to the ELM Stockholders is payable solely in shares of common stock, valued at $10.00 per share, and is calculated as follows: $1,300,000,000, plus the amount of Estimated Closing Date Cash (as defined in the Merger Agreement), plus the Pre-Paid Company Transaction Expense Amount (as defined in the Merger Agreement), minus the Estimated Closing Date Indebtedness (as defined in the Merger Agreement), minus the Convertible Note Adjustment Amount (as defined in the Merger Agreement), minus $292,000,000, the value of the 29,200,000 shares of Class A common stock reserved under the new long-term equity incentive plan ($150,000,000 of which are restricted share units with vesting terms substantially similar to the 5,000,000 shares of Class A common stock to be placed into escrow at the Closing), minus $2,500,000, the value of the Adjustment Escrow Stock (as defined below) and minus $50,000,000, the value of the Earnout Shares.

In addition, an aggregate of 5,000,000 shares of Class A common stock will be placed into escrow at the Closing and will be payable to ELM Stockholders during the Earnout Period as follows: (i) if the Closing Price equals or exceeds $14.00 on any 20 trading days in any 30-consecutive-day trading period, then 2,500,000 Earnout Shares will be released from escrow to the ELM Stockholders, and (ii) if the Closing Price equals or exceeds $16.00 on any 20 trading days in any 30-consecutive-day trading period, then the remaining 2,500,000 Earnout Shares will be released from escrow to the ELM Stockholders. Subject to the terms and conditions set forth in the Merger Agreement, if a qualifying Change in Control (as defined in the Merger Agreement) occurs during the Earnout Period, all Earnout Shares not previously released will be released to the ELM Stockholders. Any Earnout Shares not released prior to the expiration of the Earnout Period will be forfeited and cancelled.

We have agreed that, at the Closing, we will place 250,000 shares of Class A common stock into an adjustment escrow account to secure any downward post-closing purchase price adjustment. Following the date on which the Closing Merger Consideration is finally determined, all or a portion of those shares of Class A common stock will either be released to the ELM Stockholders or released to us in accordance with the adjustment mechanisms set forth in the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, including those necessary to prepare for the initial public offering, identifying a target for our Business Combination and activities in connection with the proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $12,486,665, which consisted of general and administrative expenses of $1,054,321, offset by interest income on marketable securities held in the Trust Account of $6,166 and a gain on change in the fair value of warrant liabilities of $13,534,820.

For the three months ended March 31, 2020, we had a net loss of $160, which consisted of formation and general and administrative expenses of $160.

Liquidity and Capital Resources

On August 21, 2020, we consummated the Initial Public Offering of 25,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 741,250 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to our stockholders, generating gross proceeds of $7,412,500. Each Private Placement Unit consists of one share of Class A common stock and one-third of one warrant.

Following the Initial Public Offering and the sale of the Private Placement Units, a total of $250,000,000 was placed in a trust located in the United States. We incurred $14,185,268 in transaction costs, including $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $435,268 of other costs.

For the three months ended March 31, 2021, cash used in operating activities was $585,858. Net income of $12,486,665 was affected by interest earned on marketable securities held in the Trust Account of $6,166, a change in the fair value of warrant liabilities of $13,534,820, and changes in operating assets and liabilities, which used $468,463 of cash from operating activities.

For the three months ended March 31, 2020, cash provided by operating activities was $160. Net loss of $160 was affected by changes in operating assets and liabilities, which provided $350 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities of $250,004,042 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2021, the Company withdrew $68,714 of interest income from the Trust Account for its franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,038,353 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income (loss) per common share, basic for and Class A and Class B non-redeemable common stock is calculated by dividing net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the periods presented. Share settlement of the Company's warrants to purchase an aggregate of 8,580,416 shares of Class A common stock at a price of $11.50 was presumed for the calculation of diluted earnings per share because it is more dilutive than the cash settlement alternative. Under this assumption, the contract is settled in common shares, and the effect of the liability classification (change in fair value of derivative warrant liability is reversed as a numerator adjustment). Potentially dilutive weighted average shares of 161,066 are included in the denominator. Class A and Class B nonredeemable common stock includes the Founder Shares and Private Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 7, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K/A under Forward-Looking Statements and Item 1A - Risk Factors filed with the SEC on May 7, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 26, 2019, we issued to our Sponsor an aggregate of 5,750,000 Founder Shares in exchange for a capital contribution of $25,000. On July 1, 2020, the Company effected a stock split of 1:1.25 with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. On October 5, 2020, the underwriters’ over-allotment option expired unexercised, and, as a result 937,500 Founder Shares were forfeited resulting in an aggregate of 6,250,000 Founder Shares. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	First Amendment to the Agreement and Plan of Merger, dated as of May 7, 2021, by and among Forum Merger III Corporation, ELMS Merger Corp., Electric Last Mile, Inc. and Jason Luo (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39457), filed with the Securities and Exchange Commission on May 7, 2021).
10.1	Letter Agreement, dated as May 7, 2021, by Forum Merger III Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39457), filed with the Securities and Exchange Commission on May 7, 2021).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM MERGER III CORPORATION

Date: May 26, 2021	By:	/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 26, 2021	By:	/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)