Form 10-Q
period 2021-06-30
Electric Last Mile Solutions, Inc.
filed 2021-08-13
CIK 1784168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission File No. 001-39457
ELECTRIC LAST MILE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-2308711
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1055 W Square Lake Road
Troy, Michigan 48098
(Address of Principal Executive Offices, including zip code)
(888) 825-9111
(Registrant’s telephone number, including area code)
Forum Merger III Corporation, 1615 South Congress Avenue, Suite 103, Delray Beach, Florida 33445
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ELMS	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock, each at an exercise price of $11.50 per share	ELMSW	The Nasdaq Stock Market LLC
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

☐ Large accelerated filer	☐ Accelerated filer

☒ Smaller reporting company

☒ Non-accelerated filer	☒ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 11, 2021, there were 124,027,012 shares of common stock, $0.0001 par value, issued and outstanding.

ELECTRIC LAST MILE SOLUTIONS, INC.
Quarterly Report on Form 10-Q
2

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ELECTRIC LAST MILE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value and share data)

	Successor		Predecessor
	June 30, 2021	December 31, 2020	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$171,529	$25,205	$—
Restricted cash	45,902	—	—
Prepaid expenses and other current assets	3,809	—	42
Inventories	824	—	—
Total current assets	222,064	25,205	42
Property, plant and equipment, net	191,966	—	131,908
Intangibles and other assets, net	6,802	38	—
TOTAL ASSETS	$420,832	$25,243	$131,950

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,076	$1,345	$178
Accrued expenses	2,741	5,532	1,233
Current portion of land contract and promissory note	66,658	—	—
Total current liabilities	76,475	6,877	1,411
Convertible promissory notes	—	25,094	—
Land contract and promissory note obligations, net of current portion	42,716	—	—
Warrant liabilities	19,447	—	—
Pension benefit obligation	114	—	109
Other long-term liabilities	443	—	—
Total liabilities	139,195	31,971	1,520
COMMITMENTS AND CONTINGENCIES
Predecessor parent's net investment	—	—	130,430
Preferred stock, $0.0001 par value; 100 million shares authorized; none issued or outstanding.	—	—	—
Common stock, $0.0001 par value; 1 billion shares authorized; 124,027,012 issued and 118,777,012 outstanding at June 30, 2021 and 82,117,288 issued and outstanding at December 31, 2020.	12	8	—
Additional paid-in capital	301,467	992	—
Accumulated deficit	(19,842)	(7,728)	—
Total shareholders' equity (deficit)	281,637	(6,728)	130,430
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$420,832	$25,243	$131,950

See accompanying notes to condensed consolidated financial statements.

ELECTRIC LAST MILE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED) (in thousands, except share and per share data)

	Successor	Predecessor
	Three Months Ended June 30, 2021	For the period from April 1, 2021 through June 25, 2021	Three Months Ended June 30, 2020
OPERATING EXPENSES:
Research and development expense	$2,410	$—	$—
General and administrative expense	5,060	730	1,774
Total operating expense	7,470	730	1,774
LOSS FROM OPERATIONS	(7,470)	(730)	(1,774)
Interest expense	(2,063)	—	—
Gain on change in fair value of warrant liabilities	945	—	—
Other income (expense), net	2	(1)	—
LOSS BEFORE INCOME TAXES	(8,586)	(731)	(1,774)
Income tax benefit	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(8,586)	$(731)	$(1,774)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.10)
Basic and diluted weighted shares outstanding	84,042,680
See accompanying notes to condensed consolidated financial statements.

ELECTRIC LAST MILE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)         (in thousands, except share and per share data)

	Successor	Predecessor
	Six Months Ended June 30, 2021	For the period from January 1, 2021 through June 25, 2021	Six Months Ended June 30, 2020
OPERATING EXPENSES:
Research and development expense	$2,739	$—	$—
General and administrative expense	7,854	1,619	4,124
Total operating expense	10,593	1,619	4,124
LOSS FROM OPERATIONS	(10,593)	(1,619)	(4,124)
Interest expense	(2,470)	—	—
Gain on change in fair value of warrant liabilities	945	—	—
Other income (expense), net	4	(2)	(1)
LOSS BEFORE INCOME TAXES	(12,114)	(1,621)	(4,125)
Income tax benefit	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(12,114)	$(1,621)	$(4,125)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.15)
Basic and diluted weighted shares outstanding	83,079,984
See accompanying notes to condensed consolidated financial statements.

ELECTRIC LAST MILE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
Successor:

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balances - December 31, 2020	100,000	$—	$1,000	$(7,728)	$(6,728)
Retroactive application of recapitalization	82,017,288	8	(8)
Balances - December 31, 2020 - Recasted	82,117,288	8	992	(7,728)	(6,728)
Net loss				(3,528)	(3,528)
Balances - March 31, 2021	82,117,288	8	992	(11,256)	(10,256)
Repurchase of common stock from related party - Note 19	(5,006,691)	(1)	(60)		(61)
Reverse recapitalization - Note 3	33,914,192	4	223,064		223,068
Conversion of ELM Convertible Notes - Note 11	2,752,223	—	27,522		27,522
Issuance of shares for SERES Asset Purchase - Note 4	5,000,000	1	49,949		49,950
Net loss				(8,586)	(8,586)
Balances - June 30, 2021	118,777,012	$12	$301,467	$(19,842)	$281,637

Predecessor:

(in thousands)	Predecessor Parent's Net Investment
Balances - December 31, 2019	$130,906
Net loss	(2,351)
Share based compensation	28
Change in Predecessor parent's net investment	2,083
Balances - March 31, 2020	130,666
Net loss	(1,774)
Share based compensation	28
Change in Predecessor parent's net investment	1,872
Balances —June 30, 2020	$130,792

Balances - December 31, 2020	$130,430
Net loss	(890)
Share based compensation	13
Change in Predecessor parent's net investment	1,199
Balances - March 31, 2021	130,752
Net loss	(731)
Share based compensation	12
Change in Predecessor parent's net investment	790
Balances —June 25, 2021	$130,823

See accompanying notes to condensed consolidated financial statements.

ELECTRIC LAST MILE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                        (in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2021	For the period from January 1, 2021 through June 25, 2021	Six Months Ended June 30, 2020
OPERATING ACTIVITIES:
Net loss	$(12,114)	$(1,621)	$(4,125)
Adjustment to reconcile net loss to net cash used in operating activities:
Noncash interest expense	2,470	—	—
Gain on change in fair value of warrant liabilities	(945)	—	—
Depreciation and amortization expense	87	23	23
Other	20	—	—
Defined benefit pension expense	1	17	25
Share based compensation	—	25	56
Loss on disposal of equipment	—	—	69
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,624)	35	36
Inventories	(824)	—	—
Accounts payable	238	(150)	128
Accrued expenses	(3,033)	(318)	(144)
Net cash used in operating activities	(17,724)	(1,989)	(3,932)

INVESTING ACTIVITIES
SERES Asset Purchase	(30,187)	—	—
Capital expenditures	(468)	—	(23)
Net cash used in investing activities	(30,655)	—	(23)

FINANCING ACTIVITIES
Change in Predecessor parent's net investment	—	1,989	3,955
Repurchase of common stock from related party	(61)	—	—
Proceeds from reverse recapitalization, net of transaction costs	243,769	—	—
Payment on land contract obligation	(3,103)	—	—
Net cash provided by financing activities	240,605	1,989	3,955

Net increase in cash, cash equivalents and restricted cash	192,226	—	—
Cash, cash equivalents and restricted cash —Beginning of period	25,205	—	—
Cash, cash equivalents and restricted cash —End of period	$217,431	$—	$—
Reconciliation to condensed consolidated balance sheet:
Cash and cash equivalents	$171,529
Restricted cash	45,902
Total cash, cash equivalents and restricted cash	$217,431
See accompanying notes to condensed consolidated financial statements.
See Note 5 Supplemental Cash Flow Information.

ELECTRIC LAST MILE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. NATURE OF BUSINESS

Electric Last Mile Solutions, Inc. (the “Company”) is a commercial electric vehicle solutions company founded for the purpose of designing, engineering, manufacturing and customizing electric “last mile” delivery and utility vehicles. Our core mission is to transform the last mile commercial delivery business by meeting the needs and value considerations of customers who operate in the last mile segment.

Business Combination

The Company was originally incorporated in the State of Delaware as Forum Merger III Corporation (“Forum”) on June 25, 2019 as a special purpose acquisition company. On June 25, 2021 (the “Closing Date”), Forum consummated the previously announced transactions contemplated by that certain Agreement and Plan of Merger, dated December 10, 2020, by and among Forum, ELMS Merger Corp., a Delaware corporation and then a wholly owned subsidiary of Forum (“Merger Sub”), Electric Last Mile, Inc., a Delaware corporation (“ELM”), and Jason Luo, in his capacity as the initial shareholder representative to ELM, as amended on May 7, 2021 by Amendment No. 1 to the Agreement and Plan of Merger (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, on June 25, 2021, Merger Sub merged with and into ELM, with ELM surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company (this transaction and the other transactions contemplated by the Merger Agreement, collectively, the “Business Combination”).

In connection with the closing of the Business Combination on June 25, 2021, Forum changed its name from “Forum Merger III Corporation” to “Electric Last Mile Solutions, Inc.” and the Company’s common stock and warrants began trading on The Nasdaq Stock Market under the trading symbols “ELMS” and “ELMSW,” respectively.

Acquisition of EVAP Operations

On June 25, 2021, in connection with the completion of the Business Combination, ELM completed its acquisition of the Mishawaka, Indiana manufacturing facility (the “ELMS Facility”), which comprises the Electric Vehicle Assembly Plant Operations (“EVAP Operations”). EVAP Operations was a wholly owned component of SF Motors, Inc. (d/b/a SERES) (“SERES”) primarily consisting of the ELMS Facility retooled to manufacture electric passenger vehicles. This acquisition is also referred to as the “SERES Asset Purchase” in this report. Concurrently with the acquisition of EVAP Operations, ELM also entered into agreements for the ability to use certain intellectual property of SERES, procure the supply of inventory from Chongqing Sokon Motor (Group) Imp. & Exp. Co., Ltd. (“Sokon”), an affiliate of SERES, and other arrangements consisting of know-how to manufacture electric commercial vehicles for the North American region and to operate the EVAP Operations on a standalone basis.
2. BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020 included in the definitive proxy statement filed on June 9, 2021. The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year or any other periods.

The Company’s condensed consolidated financial statements and certain note presentations for the periods prior to June 25, 2021 are presented in two distinct periods to indicate the application of a different basis of accounting between EVAP Operations (the “Predecessor”) and ELM (the “Successor”). The Predecessor reporting period represents the presentation of EVAP Operations up to the date of its acquisition by ELM on June 25, 2021. The Successor reporting period represents operations of ELM for the applicable periods subsequent to its inception on August 20, 2020. The accompanying financial statements of the Company include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable. The Successor reporting period overlaps the Predecessor reporting period for the period from August 20, 2020 through June 25, 2021 during which time ELM was formed to raise capital including through the completion of the Business Combination.

The Business Combination was accounted for as a reverse recapitalization, with the Company treated as the “acquired” company for financial reporting purposes based on ELM security holders having a majority of the voting power of the Company, ELM having the authority to appoint the majority of the directors on the board of directors, and senior management of ELM comprising all of the senior management of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of ELM, with the acquisition being treated as the equivalent of ELM issuing stock for the net assets of the

Company, accompanied by a recapitalization. As a result of ELM being the accounting acquirer, all historical financial information presented in the consolidated financial statements for the Successor periods represents the accounts of ELM. For historical periods prior to the Business Combination, common stock, additional paid-in capital, shares and net loss per common share have been recasted to reflect the exchange ratio established in the Business Combination.

The full impact of the COVID-19 pandemic continues to evolve as of the date of these financial statements. Management is actively monitoring the situation and its impact on the Company’s business, operations, financial condition and results of operations. Since our formation, the Company continues to increase employment levels of personnel to support the operations that, as of the date of these financial statements, have been largely administrative in nature and have focused on vehicle engineering, procuring suppliers, and preparing for necessary capital expenditures in the ELMS Facility. Due to the travel restrictions imposed globally, the Company's ability to collaborate with its suppliers, many of whom are international, has been impacted. The Company continues to monitor for new developments related to the COVID-19 pandemic, which are unpredictable. Future COVID-19 developments could result in additional impacts on the Company's business, operations, financial condition, and results of operations.

Predecessor

The Predecessor condensed financial statements have been prepared on a carve-out basis and are derived from the accounting records of SERES using the historical results of operations and historical basis of assets and liabilities of the EVAP Operations. The Predecessor financial statements include all expenses, assets and liabilities determined to be directly attributable to EVAP Operations as well as an allocation of general corporate expenses of SERES. The direct expenses include participation in SERES employee benefit and share based compensation plans for employees dedicated to EVAP Operations. The allocation of general corporate expense are based on expenses for certain functions located at the SERES Santa Clara, California and Auburn Hills, Michigan locations, such as corporate executives, finance, human resources, information technology, legal affairs, office operations, project management office, and supply chain as well as other general overhead costs. Corporate expense allocations have been determined on a basis that EVAP Operations considered to be a reasonable reflection of the utilization of services provided or the benefit received by EVAP Operations during the periods presented. However, these allocations are not based on arms’ length transactions and it is impractical for management to estimate costs that would be reflective if EVAP Operations were operating on a standalone basis.

Until June 25, 2021, EVAP Operations was a component owned by SERES, which did not constitute a separate legal entity, and had no treasury functions or bank accounts. All transactions between SERES and EVAP Operations have been included as related party transactions and considered to be effectively settled at the time the transaction was recorded. The total net effect of the settlement of these transactions is reflected within Predecessor parent’s net investment in the Predecessor balance sheet and as a financing activity in the Predecessor statement of cash flows.
3. REVERSE RECAPITALIZATION
As discussed in Note 1, on the Closing Date, Forum consummated the transaction contemplated by the Merger Agreement. Upon consummation of the Merger Agreement, the Merger Sub was merged with and into ELM and the separate corporate existence of Merger Sub ceased and ELM continued as the surviving entity becoming a wholly owned subsidiary of the Company.

The Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, with the net assets of Forum consolidated with ELM at historical cost. For accounting purposes, the financial statements of the Company represent a continuation of ELM, with the transaction treated as the equivalent of ELM issuing stock for the net assets of Forum accompanied by a recapitalization. Operations prior to the Business Combination are those of ELM with the exception of the shares and par value of equity recast to reflect the exchange ratio on the Closing Date, adjusted on a retroactive basis. A summary of the impact of the reverse recapitalization on the cash, cash equivalents and restricted cash, change in net assets and the change in common shares is included in the tables below.
The net change in cash and cash equivalents and net assets from the reverse capitalization was as follows (in thousands):

Increase (Decrease)
Forum cash and cash equivalents(a)	$250,258
Less redemptions of Class A common stock units(b)	(110,772)
PIPE investment proceeds(c)	130,000
Less cash paid to underwriters and other transaction costs(d)	(25,717)
Net change in cash and cash equivalent and restricted cash as a result of recapitalization	243,769
Prepaid expenses and other current assets(e)	17
Accounts payable and other (a)	(326)
Warrant liabilities(a)	(20,392)
Change in net assets as a result of recapitalization	$223,068

The change in number of share outstanding as a result of the reverse recapitalization is summarized as follows:

Number of Shares
Forum Class A and Class B common shares outstanding prior to business combination(a)	31,991,250
Less redemptions of Class A common shares(b)	(11,077,058)
Common shares issued to PIPE investors(c)	13,000,000
Common shares issued to ELM shareholders(f)	77,110,597
Common shares outstanding immediately after the Business Combination(g)	111,024,789
Common shares issued upon conversion of ELM Convertible Notes(h)	2,752,223
Common shares issued as part of SERES Asset Purchase(i)	5,000,000
Common shares outstanding after the Business Combination and SERES Asset Purchase	118,777,012
(a)These assets and liabilities represent the reported balances and outstanding shares of Forum as of the Closing Date immediately prior to the consummation of the Business Combination. The Forum common shares consisted of all Class A redeemable and nonredeemable common shares and Class B common shares outstanding prior to the Business Combination.
(b)As of the Closing Date, 11,077,058 Class A common shares included in the units issued in Forum's initial public offering were redeemed resulting in the payment of $110.8 million from the trust to the holders of the redeemed shares.
(c)In connection with the Business Combination, Forum entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which it issued 13,000,000 shares of common stock at $10.00 per share (the “PIPE Shares”) for an aggregate purchase price of $130 million (the “PIPE Financing”), which closed simultaneously with the consummation of the Business Combination.
(d)In connection with the Business Combination, the Company incurred $26.1 million of transaction costs, consisting of underwriting, legal and other professional fees, of which $25.7 million was recorded in additional paid-in capital as a reduction of proceeds and the remaining amount was expensed immediately.
(e)The prepaid and other current assets represent a related party receivable of $17 thousand recorded on Forum's balance sheet as of the Closing Date immediately prior to the consummation of the Business Combination.

(f)The Company issued 77,110,597 common shares in exchange for 93,903 ELM common shares resulting in an exchange ratio of 821.17. This exchange ratio was applied to ELM's common shares at par, additional paid-in capital as well as the calculation of weighted average shares outstanding and loss per common share. The total shares issued equals the recasted shares outstanding at December 31, 2020 of 82,117,288, net of the recasted shares repurchased from a related party immediately prior to the Business Combination of 5,006,691.
(g)Upon completion of the Business Combination the Company’s Class B common stock, par value $0.0001 per share (“Class B common stock”), converted into the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”), and then all Class A common stock was reclassified as common stock. There was also an increase in the authorized capital stock from 111,000,000 shares, consisting of 100,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock and 1,000,000 shares of preferred stock, par value $0.0001 per share (“preferred stock”), to 1,100,000,000 shares, consisting of 1,000,000,000 shares of common stock, and 100,000,000 shares of preferred stock creating an additional 890,000,000 shares of common stock and 99,000,000 shares of preferred stock.

(h)On December 10, 2020, ELM issued convertible promissory notes (“ELM Convertible Notes”) to certain investors in an aggregate principal amount of $25 million. The Company entered into a joinder to the ELM Convertible Notes with the holders thereof, pursuant to which the outstanding principal of $25 million plus accrued interest converted at the Closing Date into shares of common stock, at a conversion price per share equal to the product of (i) the price per share paid by the PIPE Investors in the PIPE Investment (i.e. $10.00) multiplied by (ii) 0.90909. Upon the consummation of the Business Combination, ELM accelerated the accretion of the notes to their redemption value resulting in total interest expense for the ELM Convertible Notes of $2.0 million and $2.4 million for the three and six months ended June 30, 2021, respectively.

(i)As part of the SERES Asset Purchase, ELM was obligated to deliver 5 million shares of the Company's common stock to SERES. This was part of the purchase consideration delivered to SERES with a fair value $49.9 million on the Closing Date. Therefore, it has not been disclosed as part of the reverse recapitalization, but as part of the SERES Asset Purchase (see Note 4 for additional information).
On the Closing Date, the Company placed 250,000 shares of common stock into an escrow account (the “Adjustment Escrow Stock”) to secure any downward post-closing purchase price adjustment. All or a portion of those shares of common stock will either be released to the ELM shareholders who received shares as merger consideration (the "ELM shareholders") or released to the Company in accordance with the adjustment mechanisms set forth in the Merger Agreement within 90 days of the Closing Date.
Earnout Shares
Following the closing of the Business Combination, the ELM shareholders have a contingent right to receive, in the aggregate, up to 5,000,000 shares of common stock (the "Earnout Shares") if, during the 36-month period (“Earnout Period”) after the Closing Date, the closing price of the common stock for any 20 trading days in any 30 consecutive day trading period exceeds certain thresholds. The first issuance of 2,500,000 Earnout Shares will occur if the closing price equals or exceeds $14.00 on any 20 trading days in any 30-consecutive day trading period. The second issuance of 2,500,000 Earnout Shares will occur if the closing price equals or exceeds $16.00 on any 20 trading days in any 30-consecutive day trading period. Subject to the terms and conditions set forth in the Merger Agreement, if a qualifying change in control (as defined in the Merger Agreement) occurs during the Earnout Period, all Earnout Shares not previously released will be released to the ELM shareholders. Any Earnout Shares not released prior to the expiration of the Earnout Period will be forfeited and cancelled. No Earnout Shares have been issued. The Company has determined the Earnout Shares meet the criteria for equity classification under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40. Upon attainment of the share price targets described above, the Earnout Shares delivered to the ELM shareholders will be recorded in equity as shares are issued, with the appropriate allocation to common stock at par and additional paid-in capital. Since all Earnout Shares have determined to be classified as equity, there is no remeasurement unless reclassification is required.
Earnout Restricted Stock Units ("RSUs")
In accordance with the terms of the Merger Agreement, immediately upon the effectiveness of a Form S-8 registration statement to be filed with respect to the Company's 2020 Incentive Plan, (the "Incentive Plan"), the Company will grant RSUs relating to 15,000,000 shares of common stock under the Incentive Plan’s initial share reserve to certain individuals (including executive officers). Such RSUs will have vesting terms substantially similar to the Earnout Shares and any unvested awards are forfeited upon termination of employment. The Company expects that the awards will qualify for equity classification and will be accounted for as share based compensation once the RSUs are granted. As of June 30, 2021, the Company has not granted any share based compensation awards.
4. SERES ASSET PURCHASE
On June 25, 2021, the Company’s wholly-owned subsidiary, ELM, closed on the purchase of certain real property located at 12900 McKinley Highway, Mishawaka, Indiana, including the improvements thereon and the tangible personal property, pursuant to an agreement of purchase and sale, dated April 9, 2021, between ELM and SERES (the "SERES Asset Purchase Agreement"). The aggregate cash consideration for the SERES Asset Purchase was $145 million, plus the assumption of a pension obligation. The SERES Asset Purchase Agreement also required the delivery of 5,000,000 shares of the Company's common stock to SERES, which has been considered part of the asset purchase consideration as the shares are not in settlement of a preexisting relationship. The consideration of $145 million to be paid pursuant to the land contract and promissory note entered into in connection with the SERES Asset Purchase Agreement on the Closing Date (the "Land Contract" and the "Promissory Note", respectively) is summarized as follows (in thousands):

Description	Land Contract Obligation	Promissory Note	Total Payments
Total principal payments under Land Contract and Promissory Note	$90,000	$55,000	$145,000
Less payments at closing	(18,621)	(11,379)	(30,000)
Remaining principal payments at closing	$71,379	$43,621	$115,000
SERES also subleased the parking lot at the ELMS Facility to ELM. The sublease rent matches the head lease with annual payments of $72 thousand due August 1st each year. SERES shall convey fee simple title and assign its leasehold interest in the parking lot to ELM upon the full payment of the purchase price by the Company pursuant to the SERES Asset Purchase Agreement, the Promissory Note and the Land Contract.
On April 9, 2021, SERES and ELM renegotiated and entered into an exclusive IP license agreement (the "SERES Exclusive Intellectual Property License Agreement") pursuant to which SERES granted ELM a license to make, import, use, and offer commercial vehicle product models EC35 and D51 in North America for an initial royalty fee of $5 million plus $100 per vehicle sold for the first 100,000 vehicles. The exclusivity period under the SERES Exclusive Intellectual Property License Agreement will be for a period of 30 years if ELM reaches a minimum milestone of more than 10,000 vehicles sold in the first two years and more than 100,000 vehicles sold in the first ten years. If the minimum milestones are not met, then the exclusivity for the license expires.

The following table summarizes the purchase price consideration (in thousands):

Purchase Price
Fair value of Land Contract obligation and Promissory Note(a)	$112,436
Cash payment at closing(b)	30,187
Upfront license fee and other(c)	5,012
Stock issuance(d)	49,950
Total	$197,585
(a)Represents the fair value of the future payments under the Land Contract and Promissory Note discounted at an effective rate of 2.67%.
(b)The cash payment at the closing of the SERES Asset Purchase included $0.1 million of transaction costs including title insurance, legal and other closing fees, which were capitalized as part of the purchase price due to the fact that this was accounted for as an asset purchase and not the acquisition of a business.

(c)This consideration related to the upfront license fee pursuant to the SERES Exclusive Intellectual Property License Agreement, which was recorded in accounts payable as of June 30, 2021.
(d)As part of the SERES Asset Purchase, ELM was obligated to deliver 5,000,000 shares of the Company's common stock, which had a fair value $49.9 million based the closing price of $9.99 per share on June 24, 2021.
The following table summarizes the allocation of the purchase price based on the relative fair values of the assets acquired (in thousands):

Assets Identified	Relative Fair Value Allocation
Land	$1,859
Buildings	113,893
Machinery and equipment	72,602
Site improvements	1,202
Leasehold improvements	1,894
Intellectual property and technology license intangible asset	5,948
Other assets	300
Fair value of pension obligation	(113)
Total	$197,585

5. SUPPLEMENTAL CASH FLOW INFORMATION

Successor:

Noncash investing and financing activities for the six months ended June 30, 2021 are summarized as follows (in thousands):

Six Months Ended June 30, 2021
Capital expenditures included in accounts payable	$437
Noncash investing intangible and other assets included in other long-term liabilities	437
Noncash financing conversion of ELM Convertible Notes	27,522
Noncash investing SERES Asset Purchase in accounts payable	5,012
Noncash investing SERES Asset Purchase assumption of pension obligation	113
Noncash financing and investing SERES Asset Purchase issuance of Promissory Note	42,824
Noncash financing and investing SERES Asset Purchase issuance of Land Contract obligation	69,612
Noncash financing and investing SERES Asset Purchase issuance of common stock	49,950

There has been no cash paid for interest or taxes for the periods presented.

6. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Actual results may differ from those estimates.
Emerging Growth Company — The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"). Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies (“EGC”) from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an EGC. At times, the Company may elect to early adopt a new or revised standard. This may make the comparison of the Company’s consolidated financial statements with another public company difficult due to potential differences in accounting standards used.
Cash and Cash Equivalents — The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash includes cash equivalents which are highly liquid investments that are readily convertible to cash. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange and are included in cash equivalents.

Restricted Cash — Restricted cash represents cash collateral held by the bank as security covering our credit card purchases and a letter of credit. The letter of credit was issued to SERES in conjunction with the SERES Asset Purchase and will be required until the Promissory Note is settled. As monthly payments reduce the obligation due, the Company may request a reduction in the amount of the letter of credit, subject to the confirmation by the counterparty. Upon approval, additional funds will be made available for use by the Company.
Concentration of Credit Risk — The Company’s cash and cash equivalents are placed in accounts that exceed federally insured limits as of June 30, 2021 and December 31, 2020. The Company has not experienced any credit loss related to its cash and cash equivalents.
Prepaid expenses and other current assets — Prepaid expenses may include prepaid insurance, prepaid engineering costs, prepaid software subscriptions, prepaid inventory and other prepaid amounts to vendors. Prepaid expenses for the Predecessor are related to prepaid rent associated with the Mishawaka parking lot. Other current assets primarily consist of the current portion of service contracts to be amortized over the next 12 months.

Inventories — Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) methods. As of June 30, 2021 inventories consisted primarily of batteries to be installed into electric vehicles.
Property, Plant and equipment — Property, Plant and equipment is stated at cost less accumulated depreciation. Property and equipment are initially recorded at cost or fair value established at the acquisition date if acquired as part of a business combination. Maintenance, repairs and minor improvements are charged to expense as incurred, while major renewals and betterment are capitalized. Leasehold improvements are amortized over the terms of the leases or useful lives, whichever is shorter. Construction in progress is not depreciated until available for its intended use. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings	39*
Machinery and equipment	7*
Vehicles	5
Computer hardware	3
Furniture and fixtures	3
Site improvements	15*
Leasehold improvements	3-10
*Certain assets in these categories are currently included in construction in progress and are not being depreciated.
Leases — The Company leases an office building and land under long-term operating leases. Operating lease expense is recognized on a straight-line basis over the expected lease term. The lease term begins on the date the Company has the right to control the use of the leased property pursuant to the terms of the lease. The difference recognized between rental expense and amounts payable under the lease is recorded as deferred rent. Lease payments required in advance are recorded as prepaid rent expense.

Intangibles and other assets — The Company's intangible assets consist of an intellectual property and technology ("IP") license, a favorable lease intangible, computer software and website development. Other assets consist of service contract assets and related development costs. Intangibles and other assets are stated at cost less accumulated amortization. Development costs for computer software, cloud computing arrangements and website development are expensed or capitalized based on the nature of the activities. Planning stage activities are expensed as incurred. Application and development stage activities are capitalized. Operating stage activities post-implementation are generally expensed as incurred unless they add additional functionality to the software. Training costs regardless of the stage of development are expensed as incurred. The intangibles and other assets are amortized on a straight line basis.

•The IP license intangible consists of technological know how obtained as part of the SERES Asset Purchase and is being amortized over a useful life of 2 years.
•The favorable lease intangible relates to the ground lease assumed as part of the SERES Asset Purchase and is being amortized to rent expense over the remaining noncancellable term of the lease of approximately 30 years.
•Computer software and website development consist of perpetual software licenses and capitalized development costs, which are being amortized over the useful life of 3 years.
•Service contract assets consist of noncancellable service contracts related to cloud computing and the related capitalized development costs and are amortized over the noncancellable term of the hosting arrangement.
Impairment and Disposal of Long-Lived Assets — The carrying amount of long-lived assets is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company will compare the carrying amounts of the assets to their undiscounted expected future cash flows. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. When a long-lived asset is disposed, the related costs and accumulated depreciation or amortization are removed and any gain or loss on the disposal is recorded.
Research and Development Costs — The Company expenses research and development costs as they are incurred. Research and development costs consist primarily of contracted development services, prototype and sample costs including any related shipping or transport costs. There were no research and development costs for the Predecessor.
Segment Information — Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assessing the performance of an individual segment. The CODM is the Chief Executive Officer (“CEO”). The Company has determined that it currently has one reportable segment as the CEO reviews financial information presented at the total Company level based on discrete financial information, which is only available at this level, for purposes of assessing the operating performance and allocating resources.
Defined Benefit Pension Plan — The Company provides a defined benefit plan to certain former and current union employees. The determination of the obligation and expense is dependent on certain actuarial assumptions. Changes in those assumptions are recognized immediately through earnings. The service component of net periodic benefit costs is reported as general and administrative expense while all other components of net periodic benefit costs are reported as other expense in the consolidated statements of operations and comprehensive loss.
Income Taxes — Deferred tax assets and liabilities are recognized on the basis of the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of the assets and liabilities and the respective tax values, and net operating losses and tax credit carryforwards on a tax jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recorded in the results of operations in the period that includes the enactment date under the law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its combined financial position, results of operations or cash flows. Therefore, no reserves for uncertain tax positions have been recorded. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.
Warrant Liabilities — The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For periods subsequent to the detachment of the public warrants from the units issued in the Forum's initial public offering, the public warrant quoted market price was used as the fair value of the warrants as of each relevant date.
Other Long-Term Liabilities — Other long-term liabilities for the Successor consist of the long-term portion of a noncancellable service contract that are payable beyond one year.

Earnings (Loss) Per Share — The Company computes basic earnings (loss) per share by dividing income available to common shareholders by the weighted average number of common shares outstanding. As a result of the Business Combination, the Company has retrospectively adjusted the weighted average number of common shares outstanding prior to the Business Combination by multiplying them by the merger exchange ratio. The computation of diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share, except the Company adjusts the weighted average number of shares outstanding to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, the Company adjusts income (loss) available to common shareholders to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares. For the three and six months ended June 30, 2021, there were no dilutive potential common shares due to the fact that the average share price during the periods was lower than the strike price of the warrants and the contingent share price thresholds for the Earnout Shares were not met during the periods.
Fair Value Measurements —Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements for assets or liabilities required to measured or disclosed at fair value are classified and disclosed in one of the following three categories:

Level 1:	Quoted prices in active markets for identical assets or liabilities

Level 2:	Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3:	Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Recently Adopted Accounting Pronouncements — In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods beginning after December 31, 2021, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company early adopted ASU 2018-15 effective April 1, 2021. As the Company had no implementation costs incurred related to a cloud computing arrangement prior to that date, there was no impact on the retrospective periods. For the three months ended June 30, 2021, the Company capitalized $0.2 million of development cost related to a SAP cloud computing arrangement that will be amortized over the noncancellable service contract period of five years beginning in June 2021.
Recently Issued Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements (“ASU 2018-11”), which provided an alternate transition method by allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of the standard will impact the balance sheet requiring the Company to record an operating lease liability for the present value of the remaining lease payments on the date of transition and a right-of-use asset equal to the operating lease liability adjusted for any deferred rent, prepaid rent expense and lease intangibles. The Company does not expect there to be any impact on the consolidated statements of operations and comprehensive loss as the rent expense for operating leases will continue to be on a straight-line basis under the new standard.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2021, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company does not expect this standard to have a material impact on its financial statements.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20) Disclosure Framework”. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this update are effective for fiscal years ending after December 15, 2021 with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.
7. PROPERTY, PLANT AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Construction in progress:
Buildings	113,893	$83,445
Machinery and equipment	72,343	$47,000
Site improvements	1,202	—
Total construction in progress	187,438	130,445
Land	1,859	1,243
Leasehold improvements	1,906	—
Machinery and equipment	259	247
Computer hardware	247	—
Furniture and fixtures	201	37
Vehicles	90	42
Subtotal	192,000	132,014
Accumulated depreciation	(34)	(106)
Net property, plant and equipment	$191,966	$131,908

There was no property, plant and equipment for the Successor as of December 31, 2020.
The Company has no capital leases.
Depreciation related to property, plant and equipment for the periods presented was as follows (in thousands):

Successor		Predecessor
Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	For the period from April 1, 2021 through June 25, 2021	Three Months Ended June 30, 2020	For the period from January 1, 2021 through June 25, 2021	Six Months Ended June 30, 2020
$24	$34	$11	$12	$23	$23
8. LEASES
On January 16, 2021, the Company commenced an operating lease for an office building that will expire on December 31, 2023. In conjunction with the closing of the SERES Asset Purchase on June 25, 2021, the Company entered into a sublease for the land adjacent to the ELMS Facility, which functions as a parking lot for the ELMS Facility. Operating lease expense for the periods presented was as follows (in thousands):

Successor		Predecessor
Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	For the period from April 1, 2021 through June 25, 2021	Three Months Ended June 30, 2020	For the period from January 1, 2021 through June 25, 2021	Six Months Ended June 30, 2020
$69	$123	$17	$18	$35	$36

9. INTANGIBLE AND OTHER ASSETS (SUCCESSOR)
Intangible and other assets of the Successor consisted of the following (in thousands):

	Successor
	June 30, 2021	December 31, 2020
IP license intangible	$5,948	$—
Favorable lease intangible	151	—
Computer software and website development costs	96	39
Subtotal	6,195	39
Accumulated amortization	(54)	(1)
Intangible assets, net	6,141	38
Service contract asset, net	661	—
Intangible and other assets, net	$6,802	$38
Amortization expense related to intangible assets, excluding the favorable lease intangible, was $48 thousand and $53 thousand for the three and six months ended June 30, 2021, respectively.
The amortization of the service contract and related development costs included in IT expense was $14 thousand for each of the three months and the six months ended June 30, 2021. The current portion of the service contract of $0.2 million, representing the amount expected to be amortized to expense over the next 12 months is reported in prepaid expenses and other current assets.
There were no intangible or other assets for the Predecessor.
10. INCOME TAXES

As the Successor and Predecessor have not generated any taxable income since inception, the net deferred tax assets were fully offset by valuation allowances and no benefit from federal or state income tax has been included in the condensed consolidated statements of operations and comprehensive loss.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been established for the full amount of the deferred tax assets.

As of June 30, 2021, there were no unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result, all of the Company’s net operating loss carryforwards are subject to federal and state tax examination.
11. CONVERTIBLE PROMISSORY NOTES (SUCCESSOR)
On December 10, 2020, ELM issued the ELM Convertible Notes, which would have matured on June 10, 2022, to certain investors. The principal amount of $25 million accrued interest at the rate of 0.15% per annum. Unpaid interest (“PIK Interest”) was capitalized to the outstanding principal balance. In connection with the closing of the Business Combination, the outstanding principal of $25 million plus accrued PIK Interest of $20 thousand converted into shares of common stock, at a conversion price per share equal to the product of (i) the price per share paid by the PIPE Investors in the PIPE Investment of $10 per share multiplied by (ii) 0.90909 resulting in 2,752,223 common shares being issued by the Company.
The Company accounted for the ELM Convertible Notes as a share-settled debt based on its conclusion that the ELM Convertible Notes represented an obligation to issue a variable number of shares predominantly based on a fixed amount. As a result, the Company was accreting the carrying value to the expected settlement value over the life of the ELM Convertible Notes under the effective interest method using an accretion rate of 6.29%. Upon consummation of the Business Combination, the Company accelerated the accretion of the notes to their redemption value of $27.5 million resulting in total interest expense for the ELM Convertible Notes of $2.0 million and $2.4 million for the three and six months ended June 30, 2021, respectively.
12. SERES LAND CONTRACT OBLIGATION AND PROMISSORY NOTE (SUCCESSOR)
In conjunction with the closing of the SERES Asset Purchase, the Company is obligated to make future payments under the Land Contract and Promissory Note. The Land Contract obligation is non-interest bearing and the Promissory Note has a stated interest rate of 0.13% and both mature on April 30, 2023. The fair value of the obligations on the date of closing (June 25, 2021) were determined to be

$112.4 million with an effective interest rate of 2.67%. The required principal payments under the obligations as of June 30, 2021 were as follows (in thousands):

Description	Land Contract Obligation	Promissory Note	Total Payments
Due on July 31, 2021 (1)	3,103	13,793	16,896
21 Consecutive equal monthly installments through April 30, 2023	3,103	1,420	4,523
Total principal payments under Land Contract and Promissory Note	$71,379	$43,621	$115,000
Fair value at inception	$69,612	$42,824	$112,436
(1) Includes $1.9 million due on June 30, 2021 under the Promissory Note, which was paid on July 1, 2021 at SERES's request.
The carrying values as of June 30, 2021 were as follows (in thousands):

	Land Contract Obligation	Promissory Note	Total Carrying Value
Carrying value as of June 30, 2021	$66,535	$42,839	$109,374
Less current portion due in next 12 months	(37,241)	(29,417)	(66,658)
Noncurrent	$29,294	$13,422	$42,716

13. WARRANT LIABILITIES (SUCCESSOR)
Each whole warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share. As of June 30, 2021, there were 8,580,375 warrants outstanding consisting of 8,333,293 public warrants, which were included in the units issued in Forum's initial public offering ("Public Warrants"), and 247,082 private placement warrants, which were included in the units issued in the concurrent private placement at the time of Forum's initial public offering ("Private Placement Warrants" and, collectively with the Public Warrants, the "warrants"). The Public and Private Placement Warrants were accounted for as liabilities and are presented as warrant liabilities on condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statement of operations. The measurements of the warrants were based on the closing price of the Public Warrants as of June 30, 2021.

The Public Warrants may only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the units issued in the initial public offering into their component parts of Public Warrants and shares of common stock. The Public Warrants will become exercisable on August 21, 2021.
Redemption of warrants when the price per share of common stock equals or exceeds $18. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of common stock and equity-linked securities as described below) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.
Redemption of warrants when the price per share of common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the fair market value of the common stock;
•if, and only if, the closing price of the common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•if the closing price of the common stock for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement between the Company and Continental Stock Transfer & Trust Company. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. The warrants will not be adjusted for the issuance of common stock at a price below the exercise price of the warrants Additionally, in no event will the Company be required to net cash settle the warrants upon exercise.

The Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable (except as described above under “Redemption of warrants when the price per share of common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.
14. EMPLOYEE BENEFIT PLANS
Defined Benefit Plan
The Company assumed the Predecessor's defined benefit plan as part of the SERES Asset Purchase. Net periodic pension costs for the periods presented consist of the following (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	For the period from April 1, 2021 through June 25, 2021	Three Months Ended June 30, 2020	For the period from January 1, 2021 through June 25, 2021	Six Months Ended June 30, 2020
Service cost	$1	$1	$7	$13	$16	$25
Interest cost	—	—	1	—	2	—
Expected return on plan assets	—	—	—	—	(1)	—
Net periodic costs	$1	$1	$8	$13	$17	$25
Defined Contribution Plans (Predecessor)
Certain union and non-union employees of Predecessor participated in 401(k) plans. The Predecessor recorded expense for contributions to these plans related to dedicated EVAP Operations employees for the periods presented as follows (in thousand):

	Predecessor
	For the period from April 1, 2021 through June 25, 2021	Three Months Ended June 30, 2020	For the period from January 1, 2021 through June 25, 2021	Six Months Ended June 30, 2020
Non-union 401(k)	$12	$3	$22	$28
Union 401(k)	—	3	2	1
Defined contribution plan expense	$12	$6	$24	$29

15. SHARE BASED COMPENSATION
Predecessor:
Certain employees of the EVAP Operations were covered by the SF Motors 2018 Stock Option Plan. The stock option compensation expense has been derived from the equity awards granted by SERES to employees of EVAP Operations who are specifically identified in the plan as well as an allocation of expenses related to corporate employees of SERES. The compensation expense is based on the fair value of stock options recognized over the requisite service period of the individual grantee, which equals the vesting period.
The SERES options expire ten years from the date of grant. Share options granted generally vest over either 42 or 48 months. The options vest 25% on the one-year anniversary of the date of grant with the remaining balance vesting equally on a monthly basis over the remaining vesting term. Upon termination of employment, SERES employees have 90 days to exercise any vested options before the options are forfeited and cancelled. SERES’s policy is to recognize forfeitures as they occur.
No options were granted during the period from January 1, 2021 through June 25, 2021 or the six months ended June 30, 2020. Share based compensation expense for the Predecessor periods were as follows (in thousands):

Predecessor
For the period from April 1, 2021 through June 25, 2021	Three Months Ended June 30, 2021	For the period from January 1, 2021 through June 25, 2021	Six Months Ended June 30, 2021
$12	$28	$25	$56
Upon consummation of the SERES Asset Purchase, SERES terminated the employment of all participants and none of the awards were exercised.
16. FAIR VALUE MEASUREMENTS (SUCCESSOR)
The following table presents information about the Company’s assets that were measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents - Money Market Funds	1	$160,003	$20,000
Liabilities:
Warrant Liabilities	1	$19,447	$—
Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange, which are included in cash equivalents and Level 1 fair value measurements.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the six months ended June 30, 2021.
The following table presents information about the Company’s financial instruments that were not measured at fair value at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to estimate such fair value (in thousands):

Description	Level	June 30, 2021	December 31, 2020
Liabilities:
SERES Land Contract Obligation and Promissory Note	3	$109,374	$—
ELM Convertible Notes	3	$—	$25,411
The carrying values of cash and cash equivalents, other current assets, accounts payable, and accrued liabilities approximate fair value due to their short maturities. We believe the Land Contract and Promissory Note obligations carrying value approximates fair value as there is not expected be a significant change from the initial recording of the obligations at fair value on June 25, 2021 less payments made on June 30, 2021.

17. COMMITMENTS AND CONTINGENCIES
Sampling results received in 2020 related to a groundwater investigation at the ELMS Facility indicated chromium contamination is present in the groundwater. The source of the chromium contamination is unknown, and EVAP Operations did not use, store or dispose of chromium during its period of ownership or operation. The Indiana Department of Environmental Management (“IDEM”) and the United States Environmental Protection Agency (“USEPA”) have received the sampling results. IDEM and USEPA have not made any specific requests or demands for additional investigation of the plant, but additional discussions with IDEM and USEPA are anticipated. In the pending investigation, IDEM and USEPA have threatened a potential enforcement action to compel further investigation or remediation. The likelihood of an unfavorable outcome and estimated loss is not determinable at the time of these financial statements.
18. SHAREHOLDERS’ EQUITY (DEFICIT)
Successor:
The Company is authorized to issue two classes of stock to be designated as common stock and preferred stock as follows:

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to issue one or more series of preferred stock, setting forth with respect to each series: the number of shares to be included in such series, the voting powers, full or limited, or no voting power of the shares of such series, and the designation, preferences and relative, participating, optional or other special rights, if any, of the shares of each such series and any qualifications, limitations or restrictions thereof. There are no preferred shares issued or outstanding.
Common Stock — The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. The Company has 5,250,000 shares held in escrow, consisting of 5,000,000 Earnout Shares and 250,000 shares held for any downward post-closing purchase price adjustment in connection with the Business Combination. The shares held in escrow are considered issued, but not outstanding as presented in the condensed consolidated balance sheet and for the calculation of earnings per share.
Predecessor:
    The Predecessor financial statements are prepared on a carve-out basis to present a portion of the business of SERES, which does not constitute a separate legal entity and therefore has no legal equity, therefore the net assets of the Predecessor have been presented as Predecessor parent's net investment.
19. RELATED PARTY TRANSACTIONS
Successor:

On June 23, 2021, an entity controlled by Jason Luo sold 6,097 common shares of ELM back to ELM for the original purchase price of $10.00 per share or a total of $61 thousand, prior to and in connection with the issuance of 5,000,000 shares of the Company's common stock to SERES upon the closing of the Business Combination pursuant to the SERES Asset Purchase Agreement. This transaction was presented in the condensed consolidated statement of changes in shareholders’ equity (deficit) retroactively applying the exchange ratio from the Business Combination.

As of June 30, 2021, the Company had a receivable of $17 thousand for payments made on behalf of Forum Merger IV Corporation, which is controlled by former shareholders of Forum, who remain shareholders of the Company after the Business Combination. The amount was recorded in the condensed consolidated balance sheets in the line item prepaid expenses and other current assets.
Predecessor:
Corporate allocations and employee benefits - The Predecessor has not historically operated as a separate company and had various relationships with SERES whereby SERES provided services to EVAP Operations. SERES provided EVAP Operations with certain services, including, but not limited to, corporate executives, finance, human resources, information technology, legal affairs, office operations, project management office, and supply chain as well as other general support. The condensed financial statements of the Predecessor reflect an allocation of these costs reported in general and administrative expenses. When specific identification was not practicable, a proportional cost method was used, primarily based on headcount. Corporate allocations include support from Santa Clara and Auburn Hills. Certain employees of the Predecessor participated in the SERES defined benefit, defined contribution and share based compensation plans.

The corporate allocations and other related party transactions reported in the Predecessor period can be summarized as follows (in thousands):

Predecessor

	For the period from April 1, 2021 through June 25, 2021	Three Months Ended June 30, 2020	For the period from January 1, 2021 through June 25, 2021	Six Months Ended June 30, 2020
Corporate allocations	$61	$649	$143	$1,250
Sokon SAP license allocations	$10	$11	$21	$22
Defined contribution plan expense	$12	$—	$24	$29
Defined benefit plan expense	$8	$13	$17	$25
Share based compensation expense	$12	$28	$25	$56
Centralized Cash Management — As SERES used a centralized cash management system, all allocated costs and expenses have been deemed to have been paid by the Predecessor to SERES in the year in which costs were incurred. This resulted in changes in Predecessor parent’s net investment of $0.4 million for the period from January 1, 2021 through June 25, 2021 and $(0.1) million for the six months ended June 30, 2020.
20. SUBSEQUENT EVENT

On July 7, 2021, our subsidiary ELM executed a Master Purchase Agreement, an Agreement for Engineering, Design and Development Services and a Supplemental Agreement with Liuzhou Wuling Automobile Industry Co. Ltd. (“Wuling”) for the purchase of certain products, kits, parts, accessories, and other materials used in the manufacture of electric commercial vehicles and engineering services. As part of the Supplemental Agreement, ELM agreed to pay Wuling a retainer of RMB 26 million ($4 million) as advance payment for engineering development services and to continue to replenish such funds within 14 days of notice for services provided. On July 16, 2021, ELM paid Wuling $ 4 million USD as part of the required initial retainer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to “we,” “us,” “our,” and the “Company” refer to the business and operations of Electric Last Mile Solutions, Inc. (f/k/a Forum Merger III Corporation) and its consolidated subsidiary, Electric Last Mile, Inc. Unless the context otherwise requires, references in this report to “ELM” are intended to refer specifically to Electric Last Mile, Inc., which is a consolidated subsidiary of the Company. All references to “Forum” refer to the Company before the closing of the Business Combination. Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future financial performance, strategy, operations, operating results, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements also include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “might,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “possible,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain such identifying terms. Forward-looking statements in this report may include, for example, statements about:

•our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
•our financial and business performance following the Business Combination, including financial projections and business metrics;
•our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•developments and projections relating to our competition and industry;
•our business, expansion plans and opportunities;
•our ability to profitably expand into new markets;
•our ability to execute our business model, including market acceptance of our planned products and services;
•our ability to realize our projected timelines and cost and volume targets for the production, launch and ramp up of production of our vehicles and the modification of our manufacturing facility;
•our ability to obtain customers, obtain product orders, and convert our non-binding pre-orders into binding orders or sales;
•our ability to implement our business plans and strategies;
•our ability to raise capital in the future; and
•our ability to address other factors detailed in this report in the section entitled “Risk Factors”.

We have based these forward-looking statements on our current expectations, assumptions, beliefs, estimates, projections, intentions and strategies regarding future events and on currently available information as to the outcome and timing of future events. While we believe these expectations, assumptions, beliefs, estimates, projections, intentions and strategies are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Actual results and timing of certain events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled “Risk Factors” in this report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report, except as may be required under applicable securities laws.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations.

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report.

Overview

We are a former blank check company incorporated in June 2019 under the name Forum Merger III Corporation as a Delaware corporation, and we were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. We completed our initial public offering on August 21, 2020. As discussed in more detail below, on June 25, 2021, we completed the previously announced business combination with Electric Last Mile, Inc. (also referred to herein as “ELM”), a private company, and Electric Last Mile, Inc. completed the acquisition of certain assets of EVAP Operations as required by the Merger Agreement and as contemplated by the SERES Asset Purchase Agreement.

We are a commercial electric vehicle solutions company founded for the purpose of designing, engineering, manufacturing and customizing electric “last mile” delivery and utility vehicles. According to the Electric Last Mile Solutions Market Study by Strategy&, over half of the total delivery cost for shipped packages is incurred in the last mile portion of the delivery. Our planned products are being designed with the goal of providing cost-effective, reliable and customized solutions for customers engaged in the last mile delivery of goods and services, with an expected purchase price parity with competing internal combustion engine (“ICE”) models and an anticipated lower cost of ownership as compared to competing ICE models. We expect to launch our first product, the Urban Delivery vehicle, by the end of the third quarter of 2021. If we are able to successfully launch the Urban Delivery on our current timetable, we believe, based on our current understanding of the competitive landscape, that the Urban Delivery will be the first electric Class 1 commercial vehicle in the U.S. market.

We have adjusted our anticipated production volume for 2021 to approximately 1,000 units. The adjustment was primarily due to the delay in the close of the business combination between Forum Merger III Corporation and ELM, which resulted in the delay or slowdown of several product launch-related activities. Other factors contributing to the adjustment include: COVID-19 related impacts, industry-wide supply chain issues and logistics challenges, including the availability of cargo containers needed to transport vehicle components. In addition, in the short term, we have adjusted our gross margin projections for the remainder of the year to low single digits in order to account for supply chain issues, logistics challenges, and reduced availability of cargo containers needed to transport vehicle components. Furthermore, as a result of industry-wide supply chain issues and logistics challenges, we may increase our Manufacturer’s Suggested Retail Price of our Urban Delivery in order to recoup increasing costs.

Our core mission is to transform the last mile commercial delivery business by meeting the needs and value considerations of customers who operate in the last mile segment. With the rise of e-commerce, this segment has experienced growing demand for electric vehicles that provide practical and cost-effective solutions to the issues facing the segment which include, but are not limited to, how to optimize delivery, efficiency and cost.

We believe that our in-house engineering expertise in vehicle integration, U.S. safety compliance and homologation, electric powertrain engineering, data connectivity, vehicle customization, and manufacturing will provide us with a differentiated capability to bring reliable and customizable electric vehicles to the U.S. market. We plan to use existing components and platforms from other vehicle manufacturers as the foundation for our vehicle designs, and source various subsystems and componentry from a variety of suppliers to assemble our own, unique electric vehicles. Our design and engineering team will focus on the design, efficacy and safety of our vehicles and the adaptation of the chosen platforms and components for use in our vehicles. We believe that designing our vehicles around existing vehicle components and platforms will enable us to bring our electric delivery vehicles to the U.S. market on an accelerated timescale compared to manufacturers of competitive vehicles.

Currently, we are focused on bringing to market delivery and utility vehicles. We believe that our current design for the Urban Delivery will appeal to vehicle purchasers and end customers who typically purchase in either or both the Class 1 (vehicles with a maximum gross vehicle weight of 6,000 lbs) and Class 2 (vehicles with a maximum gross weight between 6,001 and 10,000 lbs) commercial vehicle segments. Similarly, we expect that our second commercial vehicle, the Urban Utility, will appeal to vehicle purchasers and end customers in both the Class 2 and Class 3 (vehicles with a maximum gross vehicle weight between 10,001 and 14,000 lbs) commercial vehicle segments. We are working closely with our suppliers to bring the Urban Utility vehicle to market. We have engaged potential customers who have registered interest to schedule trials or test events.

We also aim to provide digital and customization solutions to our potential customers to maximize fleet efficiency and lower total cost of ownership as compared to our ICE and electric vehicle competitors. We seek to develop a differentiated, customer-specific suite of digital and productivity solutions as well as customized vehicles through the integration of vehicle upfitting during our production process.

Business Combination and Asset Purchase

On June 25, 2021 (the “Closing Date”), Forum consummated the previously announced transactions contemplated by that certain Agreement and Plan of Merger, dated December 10, 2020 and amended on May 7, 2021 (as amended, the “Merger Agreement”), by and among Forum, ELMS Merger Corp., a Delaware corporation and then a wholly owned subsidiary of Forum (“Merger Sub”), Electric Last Mile, Inc., a Delaware corporation (“ELM”), and Jason Luo, in the capacity as the initial stockholder representative of ELM. Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into ELM and the separate corporate existence of Merger Sub ceased and ELM continued as the surviving entity, becoming a wholly owned subsidiary of the Company (this transaction and the other transactions contemplated by the Merger Agreement are collectively referred to herein as the “Business Combination”).

In addition, on June 25, 2021, in connection with the completion of the Business Combination, ELM closed on the purchase of certain real property located at 12900 McKinley Highway, Mishawaka, Indiana, including the improvements thereon and the tangible personal property, pursuant to an Agreement of Purchase and Sale (the “SERES Asset Purchase Agreement”), dated April 9, 2021, between ELM and SF Motors, Inc. (d/b/a SERES) (“SERES”). The aggregate cash consideration under the SERES Asset Purchase Agreement was $145 million, plus the assumption of a pension obligation. The SERES Asset Purchase Agreement also required the delivery of 5,000,000 shares of the Company’s common stock to SERES, which has been considered part of the asset purchase consideration as the shares are not in settlement of a preexisting relationship.

Accounting Treatment and Basis of Presentation

The Business Combination was accounted for as a reverse recapitalization, with the Company treated as the “acquired” company for financial reporting purposes based on ELM shareholders having a majority of the voting power of the Company, ELM having the authority to appoint the majority of the directors on the board of directors, and senior management of ELM comprising all of the senior management of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of ELM, with the acquisition being treated as the equivalent of ELM issuing stock for the net assets of the Company, accompanied by a recapitalization. As a result of ELM being the accounting acquirer, all historical financial information presented in the consolidated financial statements for the Successor periods represents the accounts of ELM. For historical periods prior to the Business Combination, common stock, additional paid-in capital, shares and net loss per common share have been adjusted to reflect the exchange ratio established in the Business Combination.

On June 25, 2021, in connection with the completion of the Business Combination, ELM completed its acquisition of the Mishawaka, Indiana manufacturing facility (the “ELMS Facility”), which comprises the Electric Vehicle Assembly Plant Operations (“EVAP Operations”). EVAP Operations was a wholly owned component of SERES primarily consisting of the ELMS Facility retooled to manufacture electric passenger vehicles. This acquisition is also referred to as the “SERES Asset Purchase” in this report. To support the acquisition of EVAP Operations, ELM also entered into agreements to use certain intellectual property of SERES, procure the supply of inventory from Chongqing Sokon Motor (Group) Imp. & Exp. Co., Ltd. (“Sokon”), an affiliate of SERES, and other arrangements consisting of know-how to manufacture electric commercial vehicles for the North American region and to operate the EVAP Operations on a standalone basis.

These transactions drove, among other things, a significant increase in our balance sheet including cash and cash equivalents, restricted cash, property, plant and equipment, intangible assets, liabilities and equity. The depreciation and amortization of the acquired assets is expected to materially increase our operating expenses in the future. We became a public operating company as a result of the Business Combination and will need to hire personnel and incur costs that are necessary and customary for our operations as a public company, which is expected to contribute to higher operating expense in the near term. In addition, we plan to modify the ELMS Facility for electric commercial vehicle manufacturing and upfitting, which will require additional capital expenditures and resources not included in the Predecessor periods.

The Company’s condensed consolidated financial statements and certain note presentations for the periods prior to June 25, 2021 are presented in two distinct periods to indicate the application of a different basis of accounting between EVAP Operations (the “Predecessor”) and ELM (the “Successor”). The Predecessor period represents the presentation of EVAP Operations up to the date of the SERES Asset Purchase on June 25, 2021. The Successor period represents the presentation of ELM from the applicable periods subsequent to its inception on August 20, 2020. The condensed consolidated financial statements of the Company included elsewhere in this report include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable. The condensed consolidated financial statements of the Company as of and for the period ended June 30, 2021 reflect the allocation of the purchase consideration to the tangible and intangible assets acquired from SERES, including the primary assets of EVAP Operations . The financial statements of the Predecessor reporting for the period through June 25, 2021 are presented on the basis of SERES historical costs. The Successor reporting period overlaps the Predecessor reporting for the period from August 20, 2020 through June 25, 2021, during which time ELM was formed to raise capital, including through the completion of the Business Combination to facilitate the purchase of the EVAP Operations from SERES. The Predecessor and the Successor are referred to herein as the “Company”.

COVID-19

We continue to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, operations, financial condition, and results of operations. Since our formation, we continue to increase employment levels of personnel to support our operations that, as of and through June 30, 2021, have been largely administrative in nature and have focused on vehicle engineering, procuring suppliers, and preparing for necessary capital expenditures in the Mishawaka manufacturing facility. Due to the travel restrictions imposed globally, our ability to collaborate with our suppliers, many of whom are international, has been impacted. We continue to monitor for new developments related to the COVID-19 pandemic, which are unpredictable. Future COVID-19 developments could result in additional impacts on our business, operations, financial condition, and results of operations. If we experience significant disruption in our manufacturing, supply chain or other operations, or if demand for our products is ultimately significantly reduced or does not reach anticipated levels as a result of the COVID-19 pandemic, we could experience an adverse impact on our business, operations, financial condition, and results of operations.

Results of Operations

Our results of operations are discussed in two separate sections: (1) Successor Results of Operations and (2) Predecessor Results of Operations. The Successor Results of Operations represent the results of operations of ELM from the applicable periods subsequent to its inception on August 20, 2020 through June 30, 2021, including the closing of the Business Combination and the SERES Asset Purchase on

June 25, 2021. The Predecessor Results of Operations represent the results of operations of EVAP Operations up to the date of the closing of the SERES Asset Purchase on June 25, 2021.

	Successor		Predecessor
In thousands	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	For the period from April 1, 2021 through June 25, 2021	Three Months Ended June 30, 2020	For the period from January 1, 2021 through June 25, 2021	Six Months Ended June 30, 2020
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
OPERATING EXPENSES:
Research and development expense	$2,410	$2,739	$—	$—	$—	$—
General and administrative expense	5,060	7,854	730	1,774	1,619	4,124
Total operating expense	7,470	10,593	730	1,774	1,619	4,124
LOSS FROM OPERATIONS	(7,470)	(10,593)	(730)	(1,774)	(1,619)	(4,124)
Interest expense	(2,063)	(2,470)	—	—	—	—
Gain on change in fair value of warrant liabilities	945	945	—	—	—	—
Other income (expense), net	2	4	(1)	—	(2)	(1)
LOSS BEFORE INCOME TAXES	(8,586)	(12,114)	(731)	(1,774)	(1,621)	(4,125)
Income tax benefit	—	—	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(8,586)	$(12,114)	$(731)	$(1,774)	$(1,621)	$(4,125)

Basic and diluted loss per share	$(0.10)	$(0.15)

Successor Results of Operations for the Three Months Ended June 30, 2021

The Successor unaudited condensed statement of operations for the three months ended June 30, 2021 is presented below (in thousands):

Successor
Three Months Ended June 30, 2021
Unaudited
OPERATING EXPENSES:
Research and development expense	$2,410
General and administrative expense	5,060
Total operating expense	7,470
LOSS FROM OPERATIONS	(7,470)
Interest expense	(2,063)
Gain on change in fair value of warrant liabilities	945
Other income (expense), net	2
LOSS BEFORE INCOME TAXES	(8,586)
Income tax benefit	—
NET LOSS AND COMPREHENSIVE LOSS	$(8,586)

Basic and diluted loss per share	$(0.10)

Research and development expense

For the three months ended June 30, 2021, research and development expense was $2.4 million and consisted of development services, testing, prototype and sample expenses, as well as the related personnel expenses.

General and administrative expense

For the three months ended June 30, 2021, general and administrative expense was $5.1 million and primarily consisted of $2.4 million in personnel expenses, as well as legal fees, consulting fees, and marketing expenses.

Interest expense

For the three months ended June 30, 2021, interest expense was $2.1 million and consisted of interest on the ELM Convertible Notes of $2 million, with the remaining interest of $42 thousand attributable to the obligations under the SERES Asset Purchase Agreement. The interest on the ELM Convertible Notes was accelerated upon the conversion in conjunction with the Business Combination.

Gain on change in fair value of warrant liabilities

For the three months ended June 30, 2021, the gain in fair value of the warrant liabilities was $0.9 million. This represents the change in the fair value of the warrants from the initial measurement on June 25, 2021 as part of the Business Combination through June 30, 2021.

Other income (expense), net

For the three months ended June 30, 2021, other income primarily consisted of dividend income from money market funds.

Successor Results of Operations for the Six Months Ended June 30, 2021

The Successor unaudited condensed statement of operations for the six months ended June 30, 2021 is presented below (in thousands):

Successor
Six Months Ended June 30, 2021
Unaudited
OPERATING EXPENSES:
Research and development expense	$2,739
General and administrative expense	7,854
Total operating expense	10,593
LOSS FROM OPERATIONS	(10,593)
Interest expense	(2,470)
Gain on change in fair value of warrant liabilities	945
Other income (expense), net	4
LOSS BEFORE INCOME TAXES	(12,114)
Income tax benefit	—
NET LOSS AND COMPREHENSIVE LOSS	$(12,114)

Basic and diluted loss per share	$(0.15)

Research and development expense

For the six months ended June 30, 2021, research and development expense was $2.7 million and consisted of development and testing services, as well as prototype, sample and related personnel expenses.

General and administrative expense

For the six months ended June 30, 2021, general and administrative expense was $7.9 million and primarily consisted of payroll and payroll related expense, legal and consulting fees, as well as marketing expenses.

Interest expense

For the six months ended June 30, 2021, interest expense was $2.5 million and consisted of interest on ELM Convertible Notes of $2.4 million, with the remaining interest of $42 thousand attributable to the obligations from the SERES Asset Purchase. The interest on the ELM Convertible Notes was accelerated upon the conversion in conjunction with the Business Combination.
Gain on change in fair value of warrant liabilities

For the six months ended June 30, 2021, the change in the fair value of the warrant liabilities was $0.9 million. This represents the change in the fair value of the warrants from the initial measurement on June 25, 2021 as part of the Business Combination through June 30, 2021.

Other income (expense), net

For the six months ended June 30, 2021, other income primarily consisted of dividend income from money market funds.

Predecessor Results of Operations - Comparison of the Period from April 1, 2021 through June 25, 2021 to the Three Months Ended June 30, 2020

The Predecessor unaudited condensed statement of operations for the period from April 1, 2021 through June 25, 2021 and the three months ended June 30, 2020 are presented below (in thousands):

	Predecessor
	For the period from April 1, 2021 through June 25, 2021	Three Months Ended June 30, 2020	Increase (Decrease)
	Unaudited	Unaudited	$ Change	% Change
OPERATING EXPENSES:
General and administrative expense	730	1,773	(1,043)	(59)%
Total operating expense	730	1,773	(1,043)	(59)%
LOSS FROM OPERATIONS	(730)	(1,773)	1,043	(59)%
Other income (expense), net	(1)	—	(1)	145%
LOSS BEFORE INCOME TAXES	(731)	(1,773)	1,042	(59)%
Income tax benefit	—	—	—	—%
NET LOSS AND COMPREHENSIVE LOSS	$(731)	$(1,773)	1,042	(59)%

General and administrative expense

General and administrative expense decreased by $1 million, or 59%, from $1.8 million for the three months ended June 30, 2020 to $0.7 million for the period from April 1, 2021 through June 25, 2021. The decrease was primarily driven by a $0.6 million reduction in allocation of corporate costs, as well as a reduction in facilities and personnel costs. The reduction in corporate allocated costs is largely due to the reductions in payroll and other employee related costs from the reduction in headcount. The remaining reductions were due to continued cost cutting measures taken at the plant.

Other income (expense), net

Other expense (income), net increased due to periodic pension costs including an increase in pension interest costs offset by expected return on plan assets.

Predecessor Results of Operations - Comparison of the Period from January 1, 2021 through June 25, 2021 to the Six Months Ended June 30, 2020

The Predecessor unaudited condensed statement of operations for the period from January 1, 2021 through June 25, 2021 and the six months ended June 30, 2020 are presented below (in thousands):

	Predecessor
	For the period from January 1, 2021 through June 25, 2021	Six Months Ended June 30, 2020	Increase (Decrease)
	Unaudited	Unaudited	$ Change	% Change
OPERATING EXPENSES:
General and administrative expense	1,619	4,124	(2,505)	(61)%
Total operating expense	1,619	4,124	(2,505)	(61)%
LOSS FROM OPERATIONS	(1,619)	(4,124)	2,505	(61)%
Other income (expense), net	(2)	(1)	(1)	152%
LOSS BEFORE INCOME TAXES	(1,621)	(4,125)	2,504	(61)%
Income tax benefit	—	—	—	—%
NET LOSS AND COMPREHENSIVE LOSS	$(1,621)	$(4,125)	2,504	(61)%

General and administrative expense

General and administrative expense decreased by $2.5 million or 61% from $4.1 million for the six months ended June 30, 2020 to $1.6 million for the period from January 1, 2021 through June 25, 2021. The decrease was primarily driven by a $1.1 million reduction in allocation of corporate costs, as well as a reduction in facilities and personnel costs. The reduction in corporate allocated costs is largely due to certain executives terminating their employment with EVAP Operations in late 2020 to begin working at ELM. The reductions in payroll and other employee related costs are due to the reduction in headcount. The remaining reductions are due to continued cost cutting measures taken at the plant.

Other income (expense), net

Other expense (income), net increased due to periodic pension costs including an increase in pension interest costs offset by expected return on plan assets.

Liquidity and Capital Resources

Our liquidity and capital resources are discussed in four separate sections below: (1) Successor Cash Flows, (2) Predecessor Cash Flows, (3) Indebtedness, and (4) Contractual Obligations. The Successor Cash Flows represent the cash flows of ELM from the applicable periods subsequent to its inception on August 20, 2020 through June 30, 2021, including the closing of the Business Combination and the SERES Asset Purchase. The Predecessor Cash Flows represent the cash flows of EVAP Operations up to the date of the closing of the SERES Asset Purchase on June 25, 2021. The Indebtedness and Contractual Obligations represent those of the Successor as of June 30, 2021.

As of June 30, 2021, our principal source of liquidity was our unrestricted cash balance in the amount of $171.5 million, which was primarily comprised of money market funds consisting of liquid debt securities issued by the U.S. government.

As a pre-revenue and pre-commercialization company, the net losses we have incurred since inception are consistent with our strategy and budget. We will continue to incur losses in accordance with our operating plan as we continue to expand our operations to start production, finalize our go-to-market model and scale our operations to meet anticipated demand.

Successor Cash Flows

A summary of the Successor cash flows for the six months ended June 30, 2021 are presented below (in thousands):

Successor
Net cash provided by (used in)	Six Months Ended June 30, 2021
(Unaudited)
Operating activities	$(17,724)
Investing activities	(30,655)
Financing activities	240,605
Net change in cash	$192,226

Cash Flows from Operating Activities

For the six months ended June 30, 2021, cash flows used in operating activities were $17.7 million. The cash used related to our net loss of $12.1 million, adjusted for certain non-cash expenses including $2.5 million related to noncash interest expense, and $0.1 million related to amortization and depreciation expense, offset by a $0.9 million gain on change in fair value of warrant liabilities and adjusted for changes in net working capital accounts of $7.2 million, including a $3.6 million increase in prepaid expenses and other current assets, a $0.8 million increase in inventories, and a $3 million decrease in accrued expenses, offset by a $0.2 million increase in accounts payable. The amounts reflect our continuing spending necessary to bring our commercial electric vehicle solutions to market.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, cash flows used in investing activities were $30.7 million consisting of $30.2 million for the SERES Asset Purchase and related transaction costs, and $0.5 million for capital expenditures.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, cash flows used in financing activities were $240.6 million, consisting of $243.8 million in proceeds from the Business Combination, net of fees paid for transaction costs, and offset by $61 thousand paid for the repurchase of ELM common stock from a related party prior to the Business Combination, and $3.1 million for the payment of an installment under an obligation related to the SERES Asset Purchase on June 30, 2021.

Noncash Investing and Financing Activities

For the six months ended June 30, 2021, we had the following noncash investing and financing activities (in thousands):

Six Months Ended June 30, 2021
Capital expenditures included in accounts payable	$437
Noncash investing intangible and other assets included in other long-term liabilities	$437
Noncash financing conversion of ELM Convertible Notes	$27,522
Noncash investing SERES Asset Purchase in accounts payable	$5,012
Noncash investing SERES Asset Purchase assumption of pension obligation	$113
Noncash financing and investing SERES Asset Purchase issuance of Promissory Note	$42,824
Noncash financing and investing SERES Asset Purchase issuance of Land Contract obligation	$69,612
Noncash financing and investing SERES Asset Purchase issuance of common stock	$49,950

Predecessor Cash Flows

A summary of the Predecessor cash flows for the period from January 1, 2021 through June 25, 2021 and the six months ended June 30, 2020 are presented below (in thousands):

	Predecessor
Net cash provided by (used in)	For the period from January 1, 2021 through June 25, 2021	Six Months Ended June 30, 2020
	(Unaudited)	(Unaudited)
Operating activities	$(1,989)	$(3,932)
Investing activities	—	(23)
Financing activities	$1,989	$3,955
Net change in cash	$—	$—

Cash Flows from Operating Activities

For the period from January 1, 2021 through June 25, 2021, cash flows used in operating activities were $2 million. The cash used primarily related to the Predecessor's net loss of $1.6 million, adjusted for certain non-cash expenses, including $23 thousand related to depreciation, $17 thousand related to defined benefit pension costs, and $25 thousand related to share-based compensation and adjusted for a $0.4 million change in net working capital accounts, including a $0.2 million decrease in accounts payable and a $0.3 million decrease in accrued expenses, offset by a $35 thousand decrease in prepaid expenses.

For the six months ended June 30, 2020, cash flows used in operating activities were $3.9 million. The cash used primarily related to the Predecessor's net loss of $4.1 million, adjusted for certain non-cash expenses including $23 thousand related to depreciation, $25 thousand related to defined benefit pension costs, $56 thousand related to share-based compensation, and $69 thousand related to loss on disposal of equipment and adjusted for a $20 thousand change in net working capital accounts, including a $36 thousand decrease in prepaid expenses, and a $0.1 million increase in accounts payable, offset by a $0.1 million decrease in accrued expenses.

Cash Flows from Investing Activities

For the six months ended June 30, 2020, cash flows used in investing activities were $23 thousand for purchases of property, plant, and equipment that were reported as non-cash investing activities at December 31, 2019.

Cash Flows from Financing Activities

For the historical periods presented, the Predecessor was a component of SERES with no cash balances as all operating and investing cash flows were funded by SERES. The net cash flow used in operations and investing activities were funded through cash flows from financing activities in the form of changes in Predecessor parent’s net investment.

Indebtedness
In conjunction with the closing of the SERES Asset Purchase, we are obligated to make future payments under the Land Contract and the Promissory Note. The Land Contract obligation is non-interest bearing and the Promissory Note has a stated interest rate of 0.13% and both mature on April 30, 2023. The total interest on the Promissory Note of $42 thousand will be due at maturity. The fair value of the obligations on the date of closing, (June 25, 2021) were determined to be $112.4 million with an effective interest rate of 2.67%. The required principal payments under the obligations as of June 30, 2021 were as follows (in thousands):

Description	Land Contract Obligation	Promissory Note	Total Payments
Due on July 31, 2021 (1)	3,103	13,793	16,896
21 Consecutive equal monthly installments through April 30, 2023	3,103	1,420	4,523
Total principal payments under Land Contract and Promissory Note	$71,379	$43,621	$115,000
Fair value at inception	$69,612	$42,824	$112,436
(1) Includes $1.9 million due on June 30, 2021 under the Promissory Note, which was paid on July 1, 2021 at SERES's request.

The carrying values as of June 30, 2021 were as follows (in thousand):

	Land Contract Obligation	Promissory Note	Total Carrying Value
Carrying value as of June 30, 2021	$66,535	$42,839	$109,374
Less current portion due in next 12 months	(37,241)	(29,417)	(66,658)
Noncurrent portion due after 1 year	$29,294	$13,422	$42,716

Contractual Obligations

The following table summarizes our contractual obligations and commitments for cash expenditures as of June 30, 2021 and the years in which these obligations are due (in thousands):

	Payment Due by Period
As of June 30, 2021	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Promissory Note	$43,662	$29,417	$14,245	$—	$—
Land Contract obligation	68,275	37,241	31,034	—	—
Cloud computing service contract	643	206	291	146	—
Operating lease - parking lot	2,154	72	144	143	1,795
Operating lease - office building	662	258	404	—	—
Total	$115,396	$67,194	$46,118	$289	$1,795

The total payments due for the Promissory Note and the Land Contract obligation are higher than the carrying value reported on the balance sheet as of June 30, 2021 as they were recorded at fair value on June 25, 2021 and are being accreted up to settlement value stated in the table above.

Subsequent Event

On July 7, 2021, our subsidiary, ELM, executed a Master Purchase Agreement (the “Wuling Master Purchase Agreement”), an Agreement for Engineering, Design and Development Services (the “Wuling Services Agreement”) and a Supplemental Agreement (the “Wuling Supplemental Agreement”) with Liuzhou Wuling Automobile Industry Co. Ltd. (“Wuling”) for the purchase of certain products, kits, parts, accessories, and other materials used in the manufacture of electric commercial vehicles and engineering services (such agreements are collectively referred to herein as the “Wuling Contracts”). As part of the Wuling Supplemental Agreement, ELM agreed to pay Wuling a retainer of RMB 26 million as advance payment for engineering development services and to continue to replenish such funds within 14 days of notice. On July 16, 2021, ELM paid Wuling $4 million USD as part of the required initial retainer.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (the "SEC").

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported throughout the financial statements and notes thereto (including unaudited condensed consolidated financial statements). Those estimates and assumptions are based on management's best estimates and judgment and can be subjective and complex. Estimates and assumptions are evaluated on an ongoing basis using historical experience and known facts and circumstances. Estimates and assumptions are adjusted when the facts and circumstances warrant an adjustment. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

The policies and estimates discussed below are critical to an understanding of the financial statements of the Company because the application of such policies and estimates places a significant demand on subjective judgment. An accounting estimate is critical if: (i) the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and (ii) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that reasonably could have been used in the current period, would have a material impact on the financial condition, results of operations or cash flows. Specific risks for these critical accounting policies are described in the following sections.

This discussion of critical accounting policies and estimates is intended to supplement, not duplicate, the summary of significant accounting policies in the consolidated financial statements so that readers will have greater insight into the uncertainties involved in these areas. The more significant estimates include impairment of long-lived assets, warrant liabilities and income taxes. For a summary of all the significant accounting policies, see Note 6 of the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report.

Impairment of Long-Lived Assets

The carrying amount of property, plant and equipment is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the carrying amounts of the assets are compared to their undiscounted expected future cash flows. If the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the property, plant and equipment exceeds its fair value.

If the asset is impaired, an impairment loss is recorded to adjust the asset’s carrying amount to its estimated fair value. The Company’s management must make significant judgments to estimate future cash flows, including the useful lives of the assets, the amount of revenue, the amount of capital and operations and maintenance spending and management’s intended use of the assets. Alternate courses of action are considered to recover the carrying amount of a long-lived asset, and estimated cash flows from the “most likely” alternative are used to assess impairment whenever one alternative is clearly the most likely outcome. If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives. For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including an assessment of the likelihood of a future sale of the assets. That assessment is not revised based on events that occur after the balance sheet date. Changes in assumptions and estimates could result in materially different results than those identified and recorded in the financial statements.

Warrant Liabilities

We account for the publicly-traded and private placement warrants in accordance with the guidance contained in ASC Topic 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Income Tax Valuation Allowances

We record net deferred tax assets to the extent we believe that these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability, and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded which would reduce deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Due to our history of losses since inception, the net deferred tax assets have been fully offset by a valuation allowance for all years presented.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard.

We intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates as of the prior June 30th, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Recent Issued and Adopted Accounting Pronouncements

See Note 6 of the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report for more information about recent accounting pronouncements issued and adopted, the timing of their adoption and management’s assessment of their potential impact on our financial condition and results of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that material weaknesses existed and our disclosure controls and procedures were not effective.

Deficiencies in internal control over financial reporting were initially identified by management of ELM prior to the Business Combination. ELM had not been required to document and test its internal controls over financial reporting nor had its management been required to certify the effectiveness of ELM’s internal controls, and ELM’s auditors had not been required to opine on the effectiveness of ELM’s internal control over financial reporting. During the course of preparing the financial statements of ELM and in connection with the audit of its financial statements as of December 31, 2020 and for the period then ended, ELM’s management concluded that there were material weaknesses within its internal control over financial reporting as it relates to accounting for complex transactions and information technology general controls. These material weaknesses continue to exist following the Business Combination and have not been remediated. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weaknesses identified above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements, and to standardize change management and information technology access policies. Our plans at this time include hiring additional accounting and information technology professionals, providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and implementation of internal control (including in the information technology area). The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, or results of operations.
ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to purchase any of our securities. If any of these risks actually occur, it could harm our business, prospects, financial condition, and operating results. In that event, the price of our securities could decline and you could lose part or all of your investment.

Risk Factor Summary

There are a number of risks that you should understand before making an investment decision regarding our securities. These risks are discussed more fully below this summary. These risks include, but are not limited to:

•Until such time as, and if, we develop alternative sources of technology, platforms, subsystems, components and/or parts, we will be dependent on our existing or new arrangements with third parties as a source of the underlying technology, platforms, subsystems, components and/or parts to be used in our Urban Delivery and Urban Utility vehicles.
•The Sokon Supply Agreement and the Wuling Master Purchase Agreement are currently the only agreements to supply a significant portion of the components that may be used in our currently planned vehicles.
•We currently depend on our rights under the SERES/Sokon Contracts and/or the Wuling Contracts to operate our business.
•We have no prior operating history, which makes it very difficult to evaluate our future business prospects.
•Failure to successfully finish the modification of the ELMS Facility to support the commercial production of the ELMS Vehicles could adversely affect our business, prospects, financial condition, and results of operations. We will rely on complex machinery for our operations, and production of the ELMS Vehicles will involve a significant degree of risk and uncertainty in terms of operational performance and costs.
•As the ELMS Vehicles are still in the development phase, we do not have any current customers or any pending orders, and there is no assurance that non-binding pre-orders will be converted into binding orders or sales.
•Our growth depends upon our ability to develop and maintain relationships with suppliers of critical components, including battery cells, and to develop our supply chain, while effectively managing the risks related to such relationships.
•We may experience delays in realizing our projected timelines and cost and volume targets for the production, launch and ramp up of production of the ELMS Vehicles and the modification of the ELMS Facility, which could adversely impact our business, prospects, financial condition, and results of operations.
•We will initially depend on revenue generated from a single vehicle model and in the foreseeable future will be significantly dependent on a limited number of models.
•We may not be able to accurately estimate the supply and demand for the ELMS Vehicles, which could result in inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•Our growth is dependent upon the willingness of operators of commercial vehicle fleets and fleet management companies to adopt electric vehicles and on our ability to produce, sell and service vehicles that meet their needs. If the market for commercial electric delivery vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition, and results of operations will be adversely affected.

•Increases in costs, disruption of supply or shortage of lithium-ion battery cells and/or microchips could harm our business.
•We face intense competition, which could prevent us from potentially being the “first to market” in the United States’ Class 1 electric commercial vehicle market with an electric “last mile” urban delivery vehicle. Many of our competitors have significantly greater financial or other resources, longer operating histories and greater name recognition than we do, and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it difficult for us to establish significant market share.
•Our electric vehicles will compete for market share with vehicles powered by other vehicle technologies that may prove to be more attractive than the ELMS Vehicles. We may be unable to keep up with changes in electric vehicle technology as new entrants and existing, larger manufacturers enter the electric vehicle space.
•If the ELMS Vehicles fail to perform as expected, our ability to develop, market and sell the ELMS Vehicles could be harmed.
•Our success may be dependent on our development and protection of intellectual property rights.
•The ELMS Facility could be damaged or adversely affected as a result of disasters or other unpredictable events. Any prolonged disruption in the operations of the ELMS Facility would adversely affect our business, prospects, financial condition, and results of operations.
•If we are unable to establish and maintain confidence in our long-term business prospects among commercial fleet operators and fleet management companies and within our industry, our financial condition, operating results and business prospects may be adversely affected.
•There are complex software and technology systems that must be developed and/or modified in coordination with vendors and suppliers in order to commence full scale production of the ELMS Vehicles, and there can be no assurance such systems will be successfully developed and/or modified.
•Interruption or failure of, or unauthorized access to, our or the ELMS Vehicles’ information technology and communications systems could adversely affect our operating results and reputation.
•We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of the ELMS Vehicles and our business, prospects, financial condition, and results of operations.
•Management has limited experience in operating a public company.
•The other risks and factors described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Business and Industry

Until such time as, and if, we develop alternative sources of technology, platforms, subsystems, components and/or parts, we will be dependent on our existing or new arrangements with third parties as the source of the underlying technology, platforms, subsystems, components and/or parts to be used in our Urban Delivery and Urban Utility vehicles.

We expect that, for the foreseeable future and until such time as, and if, we develop our own or develop alternative sources of technology, platforms, subsystems, components and/or parts, the underlying platform and related technology for, and/or the subsystems, components, and parts to be used in, our Urban Delivery and Urban Utility vehicles will come from third-party sources.

If disagreements or disputes arise with these third party sources, we may be unable to access and use the underlying platforms and related technologies for, and/or the subsystems, components, and parts to be used in, the Urban Delivery and Urban Utility vehicles. In such event, we may be required to source and access alternative platforms and related technologies for, and/or subsystems, components, and parts for use in, the production and manufacture of our vehicles, which could be costly, could delay the production of the vehicles, and could result in the loss of our potential “first mover” advantage in the Class 1 electric commercial vehicle space in the United States, all of which could have a material adverse impact on our business, prospects, financial condition, and results of operations.

In addition, under the exclusive IP license agreement, dated April 9, 2021, by and between SERES and ELM (the “SERES Exclusive Intellectual Property License Agreement”), SERES has granted us an exclusive right and license to make, use and sell certain Licensed Products (as defined in the SERES Exclusive Intellectual Property License Agreement) in the U.S., Canada, and Mexico and to use and commercialize certain Licensed Intellectual Property (as defined in the SERES Exclusive Intellectual Property License Agreement) in connection with such Licensed Products in those countries; however, SERES will not be restricted from making, importing, using, marketing, selling, or commercializing products (including the same Licensed Products) within or outside the U.S., Canada, and Mexico. In the event that SERES chooses to sell one or more competing products in these markets and particularly in the U.S., our business, prospects, financial condition, and results of operations may be materially adversely impacted.

The Sokon Supply Agreement and the Wuling Master Purchase Agreement are currently the only agreements for a significant portion of components that may be used in our currently planned vehicles.

The supply agreement, dated April 9, 2021, by and between Sokon and ELM (the “Sokon Supply Agreement”) and/or the Wuling Master Purchase Agreement currently represent our only agreements to supply a significant portion of the components. Under the Sokon Supply Agreement, Sokon has no obligation to manufacture and conform products to comply with applicable laws and regulations to sell any products in the permitted territories. Accordingly, to the extent that we purchase components from Sokon under the Sokon Supply Agreement, we are responsible for investigating and making any such improvements or adjustments at our own risk and expense. If such modifications are required, we must submit a proposal to Sokon for Sokon’s approval at its sole discretion. If Sokon chooses to assist us in conforming the products, Sokon is entitled to reasonable compensation in providing such assistance. In addition, Sokon has the power to change prices upon thirty days’ notice to us, and Sokon has the right to hold any shipments until payment in full is made by us.

If there is a disagreement or dispute with respect to the Sokon Supply Agreement or if Sokon is unable or unwilling to perform any of its obligations or provide any required approvals requested by us under the Sokon Supply Agreement and/or there is a disagreement or dispute with respect to the Wuling Master Purchase Agreement or if Wuling is unable to provide us with necessary components, we may have to identify alternative sources for our components and we may experience delays in identifying such alternative sources. There can be no assurance that we will be able to find alternative sources or that components from such other sources would be materially similar to the cost and quality of the components we intend to source from Sokon under the Sokon Supply Agreement and/or Wuling under the Wuling Master Purchase Agreement, all of which could have a material adverse impact on our business, prospects, financial condition, and results of operations.

We currently depend on our rights under the SERES/Sokon Contracts and/or the Wuling Contracts to operate our business.

We currently depend on our rights under the SERES Exclusive Intellectual Property License Agreement, the SERES Asset Purchase Agreement and the Sokon Supply Agreement (collectively, the “SERES/Sokon Contracts”) and/or the Wuling Contracts to operate our business, including the right to use certain intellectual property licensed from SERES, purchase certain products from Sokon, and purchase, access and use certain products, components and technology from Wuling. We also currently depend on our rights under the SERES/Sokon Contracts to occupy and operate the Mishawaka, Indiana plant. The SERES/Sokon Contracts include significant obligations on our part, and provide Sokon and SERES with various approval rights, as well as termination rights and other remedies if we fail to pay amounts due under the SERES/Sokon Contracts, or otherwise breach the SERES/Sokon Contracts.

If we fail to pay amounts due under or otherwise fail to comply with the SERES/Sokon Contracts and are found to be in breach of any of the SERES/Sokon Contracts, or if any of we, SERES or Sokon become unable or unwilling to perform any of our respective obligations under any of the SERES/Sokon Contracts, it could have a material adverse impact on our business, prospects, financial condition, and results of operations. Further, if there is a disagreement or dispute with SERES or Sokon and/or a disagreement or dispute with Wuling, which disagreement or dispute limits, restricts or terminates our access to intellectual property, products, components and/or technology necessary for our business, it would have a material adverse impact on our business, prospects, financial condition, and results of operations. Finally, if there is a disagreement or dispute with SERES, which disagreement or dispute restricts or terminates our right to occupy and operate the Mishawaka, Indiana plant, it would have a material adverse impact on our business, prospects, financial condition, and results of operations.

We have no prior operating history, which makes it very difficult to evaluate our future business prospects.

We have no prior operating history and have generated no revenue to date. As we work to transition from initial start-up activities to commercial production and sales, it is difficult to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to reach full scale commercial production of the Urban Delivery and Urban Utility vehicles (collectively, the “ELMS Vehicles”) are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on developing its prototype vehicles to the large-scale manufacture and sale of the ELMS Vehicles. There can be no assurance of the accuracy of our estimates related to the costs and timing necessary to (a) finish the modification of the ELMS Facility (which was formerly used to manufacture traditional combustion engine vehicles), such that it can be used by the Company to manufacture the ELMS Vehicles on a commercial scale and (b) reach full scale commercial production of the ELMS Vehicles. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. Even if we are able to bring the ELMS Vehicles to market on time and on budget, there can be no assurance that fleet customers will embrace the ELMS Vehicles in significant numbers. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for the ELMS Vehicles and our business, prospects, financial condition, and results of operations.

We are subject to risks related to health epidemics and pandemics, including the ongoing COVID-19 pandemic, which could adversely affect our business, prospects, financial condition, and results of operations.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, such as the ongoing COVID-19 pandemic. The effects and potential effects of the COVID-19 pandemic, including, but not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior and continuity in business operations creates significant uncertainty. The spread of COVID-19 also disrupted the manufacturing, delivery and supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world. In particular, the COVID-19 crisis may cause a decrease in demand for the ELMS Vehicles if fleet management companies or other potential customers delay purchases of the ELMS Vehicles or if fuel prices for internal combustion engine vehicles remain low. In addition, the COVID-19 crisis may cause an increase in costs resulting from our efforts to mitigate the effects of COVID-19, delays in our schedule to achieve full commercial production of the ELMS Vehicles, and disruptions to our supply chain, among other negative effects.

The pandemic has resulted in government authorities implementing many measures to contain the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place and stay-at-home orders, and business shutdowns. These measures may be in place for a significant period of time and may be reinstituted if conditions deteriorate, which could adversely affect our start-up and manufacturing plans. Measures that have been relaxed may be re-implemented if COVID- 19 continues to spread. If, as a result of these measures, we have to limit the number of employees and contractors at the ELMS Facility at a given time, it could cause a delay in the modification of the ELMS Facility and the production schedule for the ELMS Vehicles. Further, our sales and marketing activities may be adversely affected by the inability to conduct in-person sales activities, meetings, events and conferences. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19, our operations will be adversely affected. Our planned operations at a single manufacturing location concentrates these risks.

The extent to which the COVID-19 pandemic may affect our business will depend on continued developments, which are uncertain and cannot be predicted. Even if the COVID-19 pandemic subsides, we may continue to suffer an adverse impact on our business due to the global economic effect of the pandemic, including any economic recession. If the immediate or prolonged effects of the COVID-19 pandemic have a significant adverse impact on government finances, it would create uncertainty as to the continuing availability of incentives related to electric vehicle purchases and other governmental support programs.

We expect to require continued capital investment in the future.

The design, manufacture and sale of the ELMS Vehicles is a capital-intensive business. Our business plan to design, produce, sell and service the ELMS Vehicles is expected to require continued capital investment to fund ongoing operations, continue research and development, and improve infrastructure. There can be no assurance that we will have access to the capital we need on favorable terms when required or at all. If we cannot raise additional funds when we need them, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

Failure to successfully finish the modification of the ELMS Facility to support the commercial production of the ELMS Vehicles could adversely affect our business, prospects, financial condition, and results of operations.

The modification of the ELMS Facility for production of the ELMS Vehicles is complicated and may present significant challenges. The size of the ELMS Facility is approximately 675,000 square feet, and although the ELMS Facility has been retooled and reconfigured to allow for the production of electric passenger vehicles, certain areas of the ELMS Facility still need to be tooled to allow for the production of the ELMS Vehicles in particular. We expect to invest an additional approximately $45 million in 2021 to support the start of production of the Urban Delivery vehicle line. As with any capital project, any necessary modifying or tooling could be subject to delays, cost overruns or other complications, as well as the need to make additional changes to the ELMS Facility. A failure to commence commercial production at the ELMS Facility on schedule would lead to additional costs and delay our ability to generate meaningful revenues. In addition, any such delays could diminish the anticipated “first mover” advantage we aim to attain in the Class 1 electric commercial vehicle space in the United States with the Urban Delivery, prevent us from gaining the confidence of potential customers, and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the electric commercial delivery vehicle market.

We will rely on complex machinery for our operations, and production of the ELMS Vehicles will involve a significant degree of risk and uncertainty in terms of operational performance and costs.

We will rely on complex machinery for our operations, and the production of the ELMS Vehicles will involve a significant degree of risk and uncertainty in terms of operational performance and costs. The ELMS Facility will consist of large-scale machinery combining many components. These components are likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency of the ELMS Facility. Operational performance and costs can be difficult to predict and will be influenced by factors outside of our control, such as, but not limited to, the scarcity of natural resources, environmental hazards and remediation, costs associated with the decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, and seismic activity and natural disasters. Should operational risks materialize, they may result in personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

As the ELMS Vehicles are still in the development phase, we do not have any current customers or any pending orders, and there is no assurance that non-binding pre-orders will be converted into binding orders or sales.

Our business model is focused on building relationships with fleet customers, fleet management companies and dealers. To date, we have engaged in limited marketing activities and we have no binding contracts with customers. The non-binding pre-orders that we have signed did not require customer deposits and may not be converted into binding orders or sales. Until the time that the design and development of the ELMS Vehicles are complete, the ELMS Vehicles are commercially available for purchase, and we are able to scale up our marketing function to support sales, there will be uncertainty as to customer demand for the ELMS Vehicles. A long wait time from the time a pre-order is made until the delivery of the ELMS Vehicles is possible, and any delays beyond expected wait times could adversely impact user decisions on whether to ultimately make a purchase. Even if we are able to obtain binding orders, customers may limit their volume of purchases initially as they assess the ELMS Vehicles and whether to make a broader transition to electric vehicles. This may be a long process and will depend on the safety, reliability, efficiency and quality of the ELMS Vehicles, as well as the support and service that we offer. It will also depend on factors outside of our control, such as general market conditions and broader trends in fleet management and vehicle electrification that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for the ELMS Vehicles and the sales that we will be able to achieve.

Our growth depends upon our ability to develop and maintain relationships with suppliers of critical components, including battery cells, and to develop our supply chain, while effectively managing the risks related to such relationships.

Our success will be dependent upon our ability to enter into supplier agreements and develop and maintain our relationships with suppliers who are critical to the output and production of the ELMS Vehicles, including suppliers of battery cells. Initially, a significant portion of the components used by the Company for the Urban Delivery will be supplied by either Sokon or Wuling, see “Risks Related to Our Business and Industry — The Sokon Supply Agreement and the Wuling Master Purchase Agreement are currently the only agreements for a significant portion of the components that may be used in our currently planned vehicles.” If disputes arise with Sokon related to the Sokon Supply Agreement and with Wuling related to the Wuling Master

Purchase Agreement, we may be unable to timely enter into other supply agreements to obtain components necessary for the ELMS Vehicles. Even if we are successful in entering into such agreements, the suppliers, including suppliers of battery cells, may become unable to provide, or experience delays in providing, components or if the supply agreements with the Company are terminated, we may be unable to find replacement components in a timely manner (or at all). Changes in business conditions, pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate could adversely affect our ability to receive components from our suppliers.

We may be at a disadvantage in negotiating supply agreements for the production of the ELMS Vehicles due to our lack of operating history. Any delays or difficulties encountered by us in finalizing the supply agreements for the components of the ELMS Vehicles will delay our ability to commercially manufacture the ELMS Vehicles, and the cost of components under any such supply agreements could be at prices that make it difficult for us to compete with other vehicle manufacturers or to operate profitably.

In response to the changing global market and increased demand for supplies for electric vehicles as well as geopolitical conditions, our suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors. In the event that we cannot timely obtain sufficient quantities of materials at reasonable prices, the quality of the materials deteriorates or we are not able to pass on higher materials costs to our customers, our business, prospects, financial condition, and results of operations could be adversely impacted.

We may experience delays in realizing our projected timelines and cost and volume targets for the production, launch and ramp up of production of the ELMS Vehicles and the modification of the ELMS Facility, which could adversely impact our business, prospects, financial condition, and results of operations.

We have no experience in manufacturing the ELMS Vehicles. Our business depends on our ability to develop, manufacture, market and sell the ELMS Vehicles. Any delay in the financing, design, manufacture and launch of the ELMS Vehicles, including in the modification of the ELMS Facility, could materially damage our business, prospects, financial condition, and results of operations. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we experience delays in the modification of the ELMS Facility or delays in the launch of the ELMS Vehicles, our growth prospects could be adversely affected. In addition, any such delays could diminish the anticipated “first mover” advantage we aim to attain in the Class 1 electric commercial vehicle space in the United States with the Urban Delivery, prevent us from gaining the confidence of potential customers and result in increased competition. We expect to rely on third-party suppliers to develop and provide many of the key components and materials used in the ELMS Vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, whether due to the COVID-19 pandemic or other reasons, we could experience delays in meeting our projected timelines.

We will initially depend on revenue generated from a single vehicle model and in the foreseeable future will be significantly dependent on a limited number of models.

We will initially depend on revenue generated from a single vehicle model (the Urban Delivery) and in the foreseeable future will be significantly dependent on a single or limited number of models (the Urban Delivery and the Urban Utility). Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. Given that, for the foreseeable future, our business will depend on a single or limited number of models, to the extent a particular model is not well-received by the market, our sales volume, business, prospects, financial condition, and results of operations could be materially and adversely affected.

If we fail to scale our business operations and otherwise manage our growth effectively, we may not be able to produce, market, service and sell the ELMS Vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, financial condition, and results of operations. We plan to commence limited commercial production of the Urban Delivery vehicles at the ELMS Facility by the end of the third quarter of 2021. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. However, we have no experience in manufacturing the ELMS Vehicles. There can be no assurance that we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes or reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market the ELMS Vehicles. Any failure to develop such manufacturing capabilities and processes within our projected costs and timelines could stunt our growth and impair our ability to produce, market, service and sell the ELMS Vehicles successfully. Further, as a new company, we will need to hire and train sufficient personnel and develop management, financial, accounting, information and operating systems to support our current operations and our expected growth.

We may not be able to accurately estimate the supply and demand for the ELMS Vehicles, which could result in inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to certain of our suppliers in advance of the scheduled delivery of the ELMS Vehicles to our prospective customers. Currently, there is no historical basis for estimating the demand for the ELMS Vehicles, or our ability to develop, manufacture and deliver the ELMS Vehicles. If we overestimate our requirements, we may have excess inventory, which would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt the manufacture of the ELMS Vehicles and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of components in a timely manner, the delivery of ELMS Vehicles to customers could be delayed, which would harm our business, prospects, financial condition, and results of operations.

Our growth is dependent upon the willingness of operators of commercial vehicle fleets and fleet management companies to adopt electric vehicles and on our ability to produce, sell and service vehicles that meet their needs. If the market for commercial electric delivery vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition, and results of operations will be adversely affected.

Our growth is dependent upon the adoption of electric vehicles by operators of commercial vehicle fleets and fleet management companies and on our ability to produce, sell and service vehicles that meet their needs. The entry of commercial electric vehicles into the “last mile” commercial vehicle market is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards and customer views of the merits of using electric vehicles in their businesses. The adoption of electric delivery vehicles has been slow to date. As part of our sales efforts, we must educate fleet managers as to the potential savings during the life of the ELMS Vehicles and the expected lower “total cost of ownership” of the ELMS Vehicles. We believe that operators of commercial vehicle fleets and fleet management companies will consider many factors when deciding whether to purchase the ELMS Vehicles (or commercial electric vehicles generally) or vehicles powered by internal combustion engines, particularly natural gas-fueled vehicles. We believe these factors include:

•the difference between the initial purchase price of commercial electric vehicles and the initial purchase price of comparable vehicles powered by internal combustion engines, both including and excluding the effect of government and other subsidies and incentives designed to promote the purchase of electric vehicles;
•the total cost of ownership of an ELMS Vehicle over its expected life, which includes the initial purchase price and ongoing operating and maintenance costs;
•the availability of tax and other governmental incentives to purchase and operate electric vehicles and future regulations requiring increased use of nonpolluting vehicles;
•government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
•fuel prices, including a prolonged period of low gasoline and natural gas costs that could decrease incentives to transition to electric vehicles;
•the cost and availability of other alternatives to gasoline-fueled vehicles, such as vehicles powered by natural gas;
•corporate sustainability initiatives;
•commercial electric vehicle quality, performance and safety (particularly with respect to lithium-ion battery packs);
•the quality and availability of service for the ELMS Vehicles, including the availability of replacement parts;
•the limited range over which the ELMS Vehicles may be driven on a single battery charge;
•access to charging stations and related infrastructure costs, and standardization of electric vehicle charging systems;
•electric grid capacity and reliability; and

• macroeconomic factors.

If, in weighing these factors, operators of commercial vehicle fleets and fleet management companies determine that there is not a compelling business justification for purchasing commercial electric vehicles, particularly the ELMS Vehicles, then the market for the ELMS Vehicles may not develop as we anticipate or may develop more slowly than we expect, which would adversely affect our business, prospects, financial condition, and results of operations.

There is no assurance that current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. Any reduction, elimination or selective application of tax and other governmental incentives and subsidies because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric commercial vehicle industry generally or the ELMS Vehicles in particular, which would adversely affect our business, prospects, financial condition, and results of operations.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or the ELMS Vehicles in particular. This could materially and adversely affect the growth of the alternative fuel and electric vehicle markets and our business, prospects, financial condition, and results of operations. There is no guarantee that certain tax credits and other incentives for alternative energy production and/or alternative fuel and electric vehicles that were or are currently available will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed.

If we are unable to address the service requirements of our future customers, our business will be materially and adversely affected.

Demand for the ELMS Vehicles will depend, in part, on the availability of service support options. Servicing electric vehicles is different than servicing internal combustion engine or hybrid vehicles and requires specialized skills, including high voltage training and servicing techniques. As the ELMS Vehicles are not yet in production, we do not have experience servicing the ELMS Vehicles. We plan to provide service for the ELMS Vehicles in various ways, including through third-party service providers. We do not currently have any such arrangements in place with such third-party providers. Some potential customers may choose not to purchase the ELMS Vehicles because of the lack of a more widespread service network. If we are unable to satisfactorily service our future customers, our ability to generate customer loyalty, grow our business and sell the ELMS Vehicles could be impaired.

Increases in costs, disruption of supply or shortage of lithium-ion battery cells could harm our business.

We are exposed to multiple risks relating to the availability of and price fluctuations for battery cells. These risks include:

•the inability or unwillingness of current battery manufacturers to build or operate battery cell production facilities to supply the numbers of battery cells required to support the growth of the electric vehicle industry as demand for such cells increases;
•disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers;
•the limited number of manufacturers of lithium-ion battery cells;
•an increase in the cost of lithium-ion battery cells; and
•an increase in the cost of raw materials.

Any disruption in the supply of battery cells could temporarily disrupt production of the ELMS Vehicles until a different supplier is fully qualified, which would adversely affect our business, prospects, financial condition and results of operations. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe.

Increases in costs, disruption of supply or shortage of microchips could harm our business.

We are exposed to multiple risks relating to the availability of and price fluctuations for microchips. These risks include:

•the inability or unwillingness of current microchip manufacturers to build or operate microchip production facilities to supply the numbers of microchips required to support the growth of the electric vehicle industry as demand for such microchips increases;
•disruption in the supply of microchips due to quality issues;
•the limited number of manufacturers of microchips;
•an increase in the cost of microchips; and
•an increase in the cost of raw materials.

Any disruption in the supply of microchips to the suppliers of our subsystems and components could temporarily disrupt production of the ELMS Vehicles until different suppliers are fully qualified, which would adversely affect our business, prospects, financial condition and results of operations.

We may be unable to adequately control the costs associated with our operations.

We expect to incur significant costs related to procuring the components required to manufacture the ELMS Vehicles. The prices for these components may fluctuate depending on factors beyond our control.

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges, logistics costs, and raw material costs. Substantial increases in freight charges, logistics costs, and/or raw materials would increase the cost of our components and consequently, our operating costs and the costs of our products. However, there can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which could reduce our margins. Further, substantial increases in freight costs and/or logistics costs may increase the costs of our products and the prices paid by our customers, which may decrease demand for our products and would adversely affect our business, prospects, financial condition and results of operations.

We are highly dependent upon the global transportation infrastructure to receive subsystems, components, and parts and/or to ship our products; delays in these shipments could adversely affect our business, prospects, financial condition, and results of operations.

We are highly dependent upon the global transportation systems we use to receive subsystems, components, and parts and to ship our products, including surface, ocean and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. If surface, ocean, and/or air freight transit times or delivery times increase unexpectedly for any reason, our ability to deliver products and/or receive subsystems, components, and parts on time would be materially adversely affected and result in delayed or lost revenue. In addition, if increases in fuel prices occur, our transportation costs would likely increase. A prolonged transportation disruption or a significant increase in the cost of freight could materially adversely affect our business, prospects, financial condition, and results of operations.

We depend upon key personnel and will need to hire and train additional personnel.

Our success depends on the continuing services of key employees. We believe the depth and quality of the experience of our executive team in the automotive and electric vehicle industries is a key to our ability to be successful. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and retain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract and retain such individuals or that the presence of such individuals will necessarily translate into profitability for the Company. The challenge will be exacerbated for the Company as we attempt to transition from start-up activities to full-scale commercial vehicle manufacturing and sales in a short period of time, particularly under the unforeseeable business conditions which continue to evolve as a result of the impact of the COVID-19 pandemic. Our inability to attract and retain key personnel may materially and adversely affect our business, prospects, financial condition, and results of operations.

We will also need to hire and train a significant number of hourly employees to engage in full-scale commercial manufacturing operations. There are various risks and challenges associated with hiring, training and managing a large workforce in time for us to commence our planned commercial production and sale of our Urban Delivery vehicle by the end of the third quarter of 2021, including that the workforce will not have experience with electric vehicle manufacturing and therefore will require significant training.

Furthermore, we anticipate that a number of employees to be hired by us will be members of a labor union, and we could be subject to risks as we negotiate with the union, including negotiations regarding the renewal of the labor union contract that is linked with the use of the ELMS Facility and which is set to expire in April 2022. This could be subject to risks including potential work slowdowns or stoppages, delays and increased costs. If we are unsuccessful in hiring and training a workforce in a timely and cost-effective manner, our business, prospects, financial condition, and results of operations could be adversely affected.

We face intense competition, which could prevent us from potentially being the “first to market” in the United States’ Class 1 electric commercial vehicle market with an electric “last mile” urban delivery vehicle. Many of our competitors have significantly greater financial or other resources, longer operating histories and greater name recognition than we do, and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it difficult for us to establish significant market share.

We face intense competition in our industry, which could prevent us from being the potential “first mover” in the United States’ Class 1 electric commercial vehicle market with an electric “last mile” urban delivery vehicle. Established Original Equipment Manufacturers (“OEMs”) and new entrants to the industry have announced their intent to compete in the commercial electric urban delivery and urban utility vehicle market. In addition, certain OEMs intend to offer and/or currently offer alternative fuel and hybrid vehicles to the commercial fleet market. Further, if commercial fleet operators and fleet management companies begin transitioning to electric urban delivery and urban utility vehicles on a mass scale, which will be necessary for us to be successful, we expect that more competitors will enter the electric commercial vehicle market and competition will become intense, whether that be in the Class 1 space or otherwise. Certain potential competitors have more significant financial resources, established market positions, and long-standing relationships with customers and dealers, and have more resources available to develop new products and introduce them into the electric commercial vehicle marketplace than are currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than the Company. This expected competition places significant pressure on our ability to achieve our goals of completing the development of the Urban Delivery, completing the modification of the ELMS Facility and commencing commercial production and sales of the Urban Delivery in the near term. If we are unable to do this successfully and leverage any potential “first mover” advantage to build strong customer relationships, we may not be able to compete successfully. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution or marketing to develop a market position, any of which could have an adverse effect on our business, prospects, financial condition, and results of operations.

Our electric vehicles will compete for market share with vehicles powered by other vehicle technologies that may prove to be more attractive than the ELMS Vehicles.

Our target market currently is serviced by manufacturers with existing customers and suppliers using proven and widely accepted fuel technologies. Additionally, our competitors are working on developing technologies that may be introduced in our target market. If any of these alternative technology vehicles provide lower fuel costs, greater efficiencies, greater reliability or otherwise benefit from other factors resulting in an overall lower total cost of ownership, this may negatively affect the commercial success of the ELMS Vehicles or make the ELMS Vehicles uncompetitive or obsolete.

We may be unable to keep up with changes in electric vehicle technology as new entrants and existing, larger manufacturers enter the electric vehicle space.

The ELMS Vehicles are designed for use with, and are dependent upon, existing electric vehicle technology. As new companies and larger, existing vehicle manufacturers enter the electric vehicle space, we may lose any technological advantage we may have had in the marketplace and suffer a decline in our position in the market. As technologies change, we plan to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology to effectively compete. As a result, our potential inability to adapt and develop the necessary technology may harm our competitive position.

Product liability or other claims could have a material adverse effect on our business.

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the manufacturing, marketing and sale of all vehicles, including electric vehicles. Liability insurance policies that we put in place may be inadequate to cover all potential product claims. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business, prospects, financial condition, and results of operations. We may not be able to secure additional liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot provide assurance that such claims and/or recalls will not be made in the future.

The ELMS Vehicles will make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flames. If such events occur in the ELMS Vehicles, we could face liability for damage or injury, adverse publicity and a potential safety recall, any of which could adversely affect our business, prospects, financial condition, and results of operations.

The battery packs in the ELMS Vehicles will use lithium-ion cells. If not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. We could face liability for damage or injury, adverse publicity and a potential safety recall, any of which could adversely affect our business, prospects, financial condition, and results of operations. We carry commercial general liability, commercial automobile liability and umbrella insurance and plan to carry product liability insurance, which may not be adequate to ensure against all losses.

If the ELMS Vehicles fail to perform as expected, our ability to develop, market and sell the ELMS Vehicles could be harmed.

If the ELMS Vehicles were to contain defects in design and/or manufacture that cause them not to perform as expected or that require repair, our ability to manufacture, market and sell the ELMS Vehicles could be harmed. For example, the operation of the ELMS Vehicles is highly dependent on software that will require modification and updates over time. Software products are inherently complex and often contain defects and errors when first introduced. We currently have a limited frame of reference by which to evaluate the long-term quality, reliability and performance characteristics of the ELMS Vehicles, battery packs and other products. There can be no assurance that we will be able to detect and repair any defects in the ELMS Vehicles (or any of their components) before commencing the sale of the ELMS Vehicles. Any product defects or any other failure of the ELMS Vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims or significant warranty and other expenses, and could have a material adverse effect on our business, prospects, financial condition, and results of operations. As a new entrant to the commercial vehicle industry attempting to build customer relationships and earn trust, these adverse effects could be particularly significant to us.

We may be compelled to undertake product recalls or take other actions, which could adversely affect our reputation, and our business, prospects, financial condition, and results of operations.

Any product recall in the future may result in adverse publicity, damage our reputation and adversely affect our business, prospects, financial condition, and results of operations. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our electric vehicles or their components (including battery cells) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, financial condition, and results of operations.

Insufficient warranty reserves to cover future warranty claims could adversely affect our business, prospects, financial condition, and results of operations.

Once the ELMS Vehicles are in production, we will need to maintain warranty reserves to cover any warranty-related claims. If our warranty reserves are inadequate to cover such future warranty claims, our business, prospects, financial condition, and results of operations could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

Regulatory requirements may have a negative effect upon our business.

All vehicles sold must comply with international, federal and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The ELMS Vehicles will be subject to substantial regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. Environmental Protection Agency (“EPA”), the National Highway Traffic Safety Administration (“NHTSA”), Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and various state boards, and compliance certification is required for each new model year. These laws and standards are subject to change from time to time, and we could become subject to additional regulations in the future. In addition, federal, state and local laws and industrial standards for electric vehicles are still developing. Compliance with these regulations and standards could be challenging, burdensome, time consuming and expensive. If compliance results in delays or substantial expenses, our business, prospects, financial condition, and results of operations could be adversely affected.

Our success may be dependent on our development and protection of intellectual property rights.

We have licensed some of the technology and intellectual property rights necessary to produce the ELMS Vehicles in the United States from SERES. We may develop our own proprietary technology in the future and, accordingly, will need to rely on confidentiality and trade secret protections for such potential future proprietary technology. All new developments by the Company will be owned by the Company. Our success will, in part, depend on our ability to obtain patents and trademarks and protect our trade secrets and proprietary technology. We are currently maintaining our engineering and intellectual property developments under confidentiality agreements and other agreements to preserve our trade secrets and other proprietary technology.

Our confidentiality agreements with our employees, consultants and contractors may not adequately protect our intellectual property, particularly with respect to conflicts of ownership relating to work product generated by our employees, consultants and contractors, and we cannot be certain that others will not gain access to our trade secrets and other proprietary technology. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We may be exposed to liability for infringing other companies’ intellectual property rights.

Our success will, in part, depend on our ability to operate without infringing the proprietary rights of others. We cannot be certain that infringement has not occurred or will not occur. We could incur substantial costs, in addition to the great amount of time lost, in defending any patent or trademark infringement suits or in asserting any patent or trademark rights in a suit with another party.

We have accepted all environmental responsibility for the ELMS Facility.

Under the SERES Asset Purchase Agreement, we have assumed all environmental liabilities related to the ELMS Facility, whether known or unknown. SERES engaged an environmental testing firm to prepare a Phase I Environmental Site Assessment Report with respect to the ELMS Facility, and the U.S. Environmental Protection Agency and Indiana Department of Environmental Management have requested SERES’s voluntary participation regarding possible contaminated groundwater extending under the ELMS Facility. There can be no assurance that there will not be claims, lawsuits, fines or penalties that may arise with respect to these requests or the possible contaminated groundwater or other environmental issues, or that if they do arise, that they will not be material. Our assumption of environmental liabilities related to the ELMS Facility could expose us to potential costs and liabilities that could adversely impact our business, prospects, financial condition, and results of operations.

The ELMS Facility could be damaged or adversely affected as a result of disasters or other unpredictable events. Any prolonged disruption in the operations of the ELMS Facility would adversely affect our business, prospects, financial condition, and results of operations.

We plan to manufacture and assemble the ELMS Vehicles at a single facility initially. Any prolonged disruption of the ELMS Facility, whether due to technical issues, information system issues, communication network issues, strikes, accidents, weather conditions or other natural disasters, the COVID-19 pandemic or otherwise, would adversely affect our business, prospects, financial condition, and results of operations.

We may be exposed to delays, limitations and risks related to the environmental permits and other operating permits required to operate the ELMS Facility.

Operation of an automobile manufacturing facility, such as the ELMS Facility, requires land use and environmental permits and other operating permits from federal, state and local government entities for the operation of the facility. We may not have all permits necessary to perform our planned operations at the ELMS Facility. We are in the process of applying for and securing the environmental, wastewater and land-use permits necessary for the commercial operation of the ELMS Facility. Delays, denials or restrictions on any of the applications for, or assignments of, the permits needed to operate the ELMS Facility could adversely affect our ability to execute on our business plans and objectives.

We do not currently have a third-party retail product distribution network.

Third-party dealer networks are the traditional method of vehicle sales distribution. However, we do not currently have a traditional third-party retail product distribution network and may sell directly to commercial fleet operators and fleet management companies. If we do not engage a traditional third-party retail product distribution network, we will have to build an in-house sales and marketing function, which may be expensive and time consuming. In addition, if we do not engage a traditional third-party retail product distribution network, the lack of such network may result in lost opportunities to generate sales and could limit our ability to grow. If we use only an in-house sales and marketing team and such team is not effective, our business, prospects, financial condition, and results of operations could be adversely affected.

If we are unable to establish and maintain confidence in our long-term business prospects among commercial fleet operators and fleet management companies and within our industry, our financial condition, operating results and business prospects may be adversely affected.

Commercial fleet operators and fleet management companies may be less likely to purchase our products now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they do not believe that our business will ultimately succeed. Accordingly, to build, maintain and grow our business, we must maintain confidence among commercial fleet operators, fleet management companies, suppliers and other parties in our liquidity and long-term business prospects. Maintaining such confidence may be complicated by certain factors, such as our lack of operating history, third party unfamiliarity with our products, competition, and uncertainty regarding the future of electric vehicles generally. Many of these factors are largely outside of our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital in the future.

We intend to collect and process certain information about our customers and will be subject to various privacy and data protection laws.

We intend to collect and process certain information about our customers in accordance with applicable law and our own privacy policies. Any failure by us to comply with our own privacy policies or any federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. A failure by any of our vendors or business partners to comply with contractual or legal obligations regarding the protection of information about our customers could carry similar consequences. Should we become subject to additional privacy or data protection laws, we may need to undertake compliance efforts that could carry a large cost. We may be required to expend significant resources to comply with data security incident notification requirements if a third party accesses or acquires the personal information of our customers without authorization or we otherwise experience a data security incident or loss of customers’ personal information. A major breach of our network security and systems could have negative effects on our business, prospects, financial condition, and results of operations, including possible fines, penalties and damages, reduced demand for the ELMS Vehicles and harm to our reputation and brand. Such a breach could also compromise or lead to a loss of protection of our intellectual property or trade secrets.

There are complex software and technology systems that must be developed and/or modified in coordination with vendors and suppliers in order to commence full scale production of the ELMS Vehicles, and there can be no assurance such systems will be successfully developed and/or modified.

The ELMS Vehicles will use a substantial amount of third-party and in-house software and complex hardware to operate. The development and/or modification of such advanced technologies are complex, and we will need to coordinate with our vendors and suppliers in order to commence full scale production of the ELMS Vehicles. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop and/or modify the necessary software and technology systems may harm our competitive position.

We are relying on third-party suppliers to develop a number of emerging technologies for use in our products. These technologies are not today, and may not ever be, commercially viable. There can be no assurance that our suppliers will be able to meet the technological requirements, production timing and volume requirements to support our business plan. In addition, the technology may not comply with the cost, performance, useful life and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could adversely affect our business, prospects, financial condition, and results of operations.

Interruption or failure of, or unauthorized access to, our or the ELMS Vehicles’ information technology and communications systems could adversely affect our operating results and reputation.

We are currently developing information technology and communications systems to assist us in the management of our business. The production of the ELMS Vehicles will require the development, maintenance and improvement of information technology and communications systems in the United States, which will include product data management, procurement, inventory management, production planning and execution, sales, service and logistics, financial, tax and regulatory compliance systems. Our business will depend on these systems.

In addition, software, information technology and communications systems will be integral to the operation and functionality of the ELMS Vehicles. The ELMS Vehicles will be designed with either hard-wired or built-in data connectivity to accept and install periodic remote updates to improve or update their functionality.

We cannot be certain that such systems will be entirely free from vulnerabilities. All of these systems may be vulnerable to damage or interruption from, among other things, data breaches, cyber-attacks, fire, natural disasters, power loss, telecommunications failures, computer viruses and other attempts to harm our systems or the operation of the ELMS Vehicles. We cannot be certain that these systems or their required functionality will be effectively developed, implemented and maintained, and any disaster recovery planning cannot account for all eventualities. Any compromise of our proprietary information, our systems, or the systems of the ELMS Vehicles could adversely affect our reputation and could result in lengthy interruptions to our ability to operate our business and our customers’ ability to operate the ELMS Vehicles.

We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of the ELMS Vehicles and our business, prospects, financial condition, and results of operations.

Our business and prospects depend on our ability to establish, maintain and strengthen our brand through our marketing efforts. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the European Union and China, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition, and results of operations will be materially and adversely impacted.

Our insurance strategy may not be adequate to protect us from all business risks.

In the ordinary course of business, we may be subject to losses resulting from product liability, accidents, acts of God and other claims against us, for which we may have limited or no insurance coverage. We may not maintain as much insurance coverage as other OEMs do, and in some cases, we may not maintain any at all. Additionally, the policies that we do have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, and results of operations.

We are or may be subject to risks associated with strategic alliances or acquisitions.

We may from time to time consider entering into strategic alliances, including joint ventures, minority equity investments or other transactions with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business, prospects, financial condition, and results of operations. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into the Company require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Management and the Company’s independent registered public accounting firm have identified internal control deficiencies that constitute material weaknesses. Such deficiencies were initially identified by management of ELM and continue after the closing of the Business Combination. If the Company fails to establish and maintain effective internal controls over financial reporting in the future, our ability to timely and accurately report our financial results could be adversely affected.

Deficiencies in internal control over financial reporting were initially identified by management of ELM prior to the Business Combination. ELM had not been required to document and test its internal controls over financial reporting nor had its management been required to certify the effectiveness of ELM’s internal controls, and ELM’s auditors had not been required to opine on the effectiveness of ELM’s internal control over financial reporting. Following the Business Combination, we are subject to the requirements of Sarbanes-Oxley Section 404 and will become subject to the auditor attestation requirement when we lose our “emerging growth company” status and we are deemed to be an accelerated filer, as defined by the SEC rules.

During the course of preparing the financial statements of ELM and in connection with the audit of its financial statements as of December 31, 2020 and for the period then ended, ELM’s management and its independent registered public accounting firm concluded that there were material weaknesses within its internal control over financial reporting as it relates to accounting for complex transactions and information technology general controls. These material weaknesses continue to exist following the Business Combination and have not been remediated. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We do not currently have the necessary business processes and related internal controls formally designed and implemented, or the internal resources with the appropriate level of experience and technical expertise to oversee our business processes and controls surrounding risk assessment, segregation of duties, complex accounting matters and information technology general controls. If such limitations are not corrected with the hiring of additional accounting and information technology professionals, providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and implementation of internal control (including in the information technology area), the lack of processes, internal control and adequate resources could result in a material misstatement or lack of disclosure within our annual or interim financial statements not being prevented or detected.

If management is unable to certify the effectiveness of our internal controls, or if our internal controls continue to have material weaknesses, we may not timely detect errors, our financial statements could be misstated, and we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business, prospects, financial condition, and results of operations and adversely affect the market price of our common stock.

Management has limited experience in operating a public company.

Except for Messrs. Luo and Taylor, none of our executive officers have direct experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their lack of experience in dealing with the increasingly complex laws pertaining to public companies could result in an increasing amount of their time that may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Our forecasted operating and financial results rely in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our actual operating and financial results may be significantly below our forecasts.

Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of factors, many of which are outside of our control, including, but not limited to:

•whether we can obtain sufficient capital to begin production and grow our business;
•our ability to manage our growth;
•whether we can manage relationships with key suppliers;
•an increase in the cost of raw materials;
•the ability to obtain necessary regulatory approvals;
•demand for our products and services;
•the timing and costs of new and existing marketing and promotional efforts;
•competition, including from established and future competitors;
•our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;
•the overall strength and stability of the economies in the markets in which we operate or intend to operate in the future; and
•regulatory, legislative and political changes.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, prospects, financial condition, and results of operations.

Our only significant asset is our ownership interest in ELM and the ownership may not be sufficient to satisfy our other financial obligations.

We have no direct operations and no significant assets other than our ownership interest in ELM. We will depend on ELM for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company. The financial condition and operating requirements of ELM may limit our ability to obtain cash from ELM. The earnings from, or other available assets of, ELM may not be sufficient to satisfy our other financial obligations.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate worldwide market value of our common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any election to opt out is irrevocable. We have elected not to opt out of the extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Risks Related to Operating as a Public Company

The Company has not been managed as a public company, and our current resources may not be sufficient to fulfill our public company obligations.

Following the completion of the Business Combination, we are subject to various regulatory requirements, including those of the Securities and Exchange Commission (the “SEC”) and The Nasdaq Stock Market. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Our current management team does not have experience in managing a public company. We have not historically had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. Our business could be adversely affected if our internal infrastructure is inadequate, if we are unable to engage outside consultants or if we are otherwise unable to fulfill public company obligations.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

We will incur significant legal, accounting, insurance and other expenses as a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional change. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on the Board of Directors of the Company (the “Board”) or as officers. Although the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our business, prospects, financial condition, and results of operations.

Risks Related to Our Securities

There is no guarantee that our stock price will ever be above the warrant exercise price, and the warrants may expire worthless.

The exercise price for our warrants is $11.50 per share of common stock. There is no guarantee that our stock price will ever be above the warrant exercise price prior to the expiration of the warrants, and as such, the warrants may expire worthless.

Our charter includes a forum selection clause, which could discourage claims or limit stockholders’ ability to make a claim against us, our directors, officers, other employees or stockholders.

Our charter includes a forum selection clause. The charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery lacks jurisdiction, the federal district court for the District of Delaware unless said court lacks subject matter jurisdiction in which case the Superior Court of the State of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of the Company to the Company or its stockholders; (iii) any action asserting a claim arising under any provision of the General Corporation Law of the State of Delaware (the “DGCL”), the charter or our bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim (A) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following the determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. Unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under federal securities laws, including the Securities Act. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. This forum selection clause may also discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. If a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our business, prospects, financial condition, and results of operations. Notwithstanding the foregoing, the forum selection clause will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from The Nasdaq Stock Market for any reason and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on The Nasdaq Stock Market or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If our business and results of operations do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If our business, prospects, financial condition, and results of operations do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for ELM’s stock and trading in the shares of Forum’s Class A common stock had not been active. Accordingly, the valuation ascribed to our common stock in the Business Combination may not be indicative of the price that will prevail in the trading market in the future. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely effect your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•speculation in the press or investment community;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning the Company or the market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and The Nasdaq Stock Market have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial condition, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Forum Investors III LLC (the “Sponsor”) beneficially owns approximately 5.9% of our outstanding common stock (excluding Earnout Shares and Adjustment Escrow Stock, in each case as defined in the Notes to the Condensed Consolidated Financial Statements included in this Report). At the closing of the Business Combination, which occurred on June 25, 2021 (the “Closing”), the Company entered into the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the Sponsor, Jefferies LLC (“Jefferies”), SERES and the other parties thereto (collectively, the “Investors”), which, among other things, amends and restates the registration rights agreement entered into by and among the Company, the Company’s initial directors and officers, the Sponsor and Jefferies at the time of Forum’s initial public offering (the “IPO”). Pursuant to the terms of the Registration Rights Agreement, we have filed a Registration Statement on Form S-1. Pursuant to the Registration Rights Agreement, the Sponsor agreed, subject to certain limited exceptions, including distributions to the members of the Sponsor, who will also be subject to these transfer restrictions, that it will not transfer the Founder Shares held by it (i.e., 6,250,000 shares of common stock of the Company) prior to the earlier of (x) 12 months after the Closing, (y) the date on which the last sales price of the common stock equals or exceeds $12.00, subject to adjustment as provided therein, for any 20 trading days in any 30-trading day period commencing at least 150 days after the Business Combination and (z) the date on which the Company completes a transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Each of the Sponsor and Jefferies agreed that they will not transfer the units issued to them in the concurrent private placement at the time of the IPO (the “Private Placement Units”) or any securities underlying the Private Placement Units until July 25, 2021 (30 days after the Closing). The ELM stockholders agreed that they will not transfer shares of common stock received as consideration in the Business Combination until December 25, 2021 (6 months after the Closing); provided that, each of Jason Luo, James Taylor, and SERES agreed that they will not transfer (i) any shares of common stock received pursuant to the Merger Agreement until June 25, 2022 (12 months after the Closing) and (ii) 50% of such shares until June 25, 2023 (24 months after the Closing).

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•labor availability and costs for hourly and management personnel;
• profitability of our products, especially in new markets and due to seasonal fluctuations;
•changes in interest rates;
•impairment of long-lived assets;
•macroeconomic conditions, both nationally and locally;
•changes in consumer preferences and competitive conditions;
•expansion to new markets; and
•fluctuations in commodity prices.

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations and/or price target regarding our common stock adversely, then the price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market, or our competitors. If any of the analysts who cover the Company change their recommendations and/or price target regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers the Company were to cease coverage or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The Sponsor has significant influence over the Company and its interests may be different from or in addition to (or may conflict with) your interests as a stockholder.

The Sponsor beneficially owns approximately 5.9% of our outstanding common stock (excluding Earnout Shares and Adjustment Escrow Stock) and has the right to nominate for election to our Board two individuals to serve as directors. As long as the Sponsor has the right to appoint or nominate for election directors to our Board, it will have the ability to significantly influence our corporate actions.

The Sponsor’s interests may not align with the interests of our other stockholders. The Sponsor is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Registration of the shares of common stock issuable upon exercise of the warrants may not be in place when an investor desires to exercise warrants, thus precluding the investor from being able to exercise his, her or its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have register the shares of common stock issuable upon exercise of the warrants pursuant to a Registration Statement on Form S-1, and will use commercially reasonable efforts to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the Warrant Agreement. However, we cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the Warrant Agreement between us and Continental Stock Transfer & Trust Company, in its capacity as warrant agent (the “Warrant Agreement”), holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. If holders exercise their warrants on a cashless basis, the number of shares of common stock that a holder will receive upon such cashless exercise will be based on a formula subject to a maximum amount of 0.361 shares of common stock per warrant (subject to adjustment).

Notwithstanding the above, if our shares of common stock are at the time of any exercise of a warrant not listed on a national securities exchange and are not “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, if we so elect, we will not be required to file or maintain in effect a registration statement for the registration, under the Securities Act, of the shares underlying the warrants, and we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of shares of common stock upon a cashless exercise of the warrants they hold than they would have upon a cash exercise. In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants if we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of the warrant shall not be entitled to exercise the warrant and the warrant may have no value and expire worthless. In that event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants (as defined in the Notes to the Condensed Consolidated Financial Statements included in this Report) to exercise their warrants while a corresponding exemption does not exist for holders of the Public Warrants (as defined in the Notes to the Condensed Consolidated Financial Statements included in this Report) included as part of units sold in the IPO. In such an instance, our initial stockholders and their permitted transferees (which may include our original directors and executive officers) would be able to exercise their warrants and sell the shares of common stock underlying the warrants while holders of our Public Warrants would not be able to exercise their warrants and sell the underlying shares of common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under the Warrant Agreement. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants.

Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of these amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock, and shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Public Warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send notice of redemption to the warrant holders and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding Public Warrants could force you to (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their Public Warrants prior to redemption for a number of shares of common stock determined based on the redemption date and the fair market value of our shares of common stock. The value received upon exercise of the Public Warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 shares of common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the Private Placement Warrants are redeemable by us (except as otherwise set forth herein) so long as they are held by the Sponsor or the IPO underwriter or their permitted transferees.

Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We currently have 124,027,012 shares of common stock issued and outstanding (including the Earnout Shares and the Adjustment Escrow Stock currently held in escrow). We have outstanding warrants to purchase 8,580,375 shares of common stock at a price of $11.50 per share. Shares of our common stock issued upon exercise of our warrants will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares in the public market could adversely affect the market price of our common stock.

The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by the Sponsor or the IPO underwriter or their permitted transferees, the Private Placement Warrants (i) are not redeemable by us (except as otherwise set forth herein), (ii) may not (including the common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until July 25, 2021 (30 days after the completion of the Business Combination), (iii) may be exercised by the holders on a cashless basis, (iv) are entitled to registration rights and (v) for so long as they are held by the underwriters, will not be exercisable later than August 18, 2025 (5 years from the effective date of the registration statement related to the IPO) in accordance with FINRA Rule 5110.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, prospects, financial condition, and results of operations and result in a diversion of the time and resources of our management and our Board.

Anti-takeover provisions contained in our charter and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of our Public Warrants and Private Placement Warrants at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

General Risk Factors

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may negatively affect our reputation.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could negatively affect our business, prospects, financial condition, results of operations, and stock price, which could cause you to lose some or all of your investment.

We may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses, which may be based on factors outside our control. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, any stockholders or warrant holders could suffer a reduction in the value of their securities. These stockholders or warrant holders are unlikely to have a remedy for the reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation materials relating to the Business Combination contained an actionable material misstatement or material omission.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our business, prospects, financial condition, and results of operations.

We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; and
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could adversely affect our business, prospects, financial condition, and results of operations.

We may be unable to obtain additional financing to fund our operations and growth.

We may require additional financing to fund our operations or growth. We cannot assure you that such financing will be available on acceptable terms, if at all. The failure to secure additional financing could adversely affect our continued development or growth. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business, prospects, financial condition, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuances and Sales In Connection with the Business Combination

The information set forth in the section entitled “Business Combination and Asset Purchase” above is incorporated by reference into this Part II - Item 2.

On June 25, 2021, in connection with the closing of the Business Combination, we:

•issued 77,110,597 shares of our common stock, $0.0001 par value per share (“common stock”), to the stockholders of ELM (the “ELM stockholders”) as merger consideration pursuant to the Merger Agreement and deposited 5,250,000 shares of common stock (collectively, the “Adjustment Escrow Stock and the Earnout Shares”) into escrow for distribution to the ELM stockholders pursuant to the Merger Agreement;
•issued and sold 13,000,000 shares of common stock for $10.00 per share, for an aggregate purchase price of $130,000,000, pursuant to previously disclosed subscription agreements (the “Subscription Agreements”) with certain third-party investors;
•issued 2,752,223 shares of common stock to the holders of $25,000,000 in aggregate principal amount, plus accrued interest, of convertible promissory notes previously issued by ELM (the “ELM Convertible Notes”), upon automatic conversion of the ELM Convertible Notes into common stock at a conversion price of $9.0909 per share; and
•issued 5,000,000 shares of common stock to SF Motors, Inc. d/b/a SERES (“SERES”) in accordance with the SERES Asset Purchase Agreement upon the closing of the Business Combination.

In addition, in connection with the closing of the Business Combination, all shares of Forum’s Class B common stock, par value $0.0001 per share (“Class B common stock”), were reclassified as Class A common stock, par value $0.0001 per share (“Class A common stock”), and, immediately thereafter, all shares of Class A common stock were reclassified as common stock.

The securities issued in connection with and/or pursuant to the Merger Agreement (including the shares of common stock issued to the ELM stockholders and SERES and the Adjustment Escrow Stock and the Earnout Shares placed into escrow), the Subscription Agreements, and the conversion of the ELM Convertible Notes were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The issuance of Class A common stock upon the automatic conversion of the Class B common stock and the issuance of common stock upon the automatic conversion of the Class A common stock at the Closing were not registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

2.1†
Agreement and Plan of Merger, dated as of December 10, 2020, by and among Forum Merger III Corporation, ELMS Merger Corp., Electric Last Mile, Inc. and Jason Luo, in the capacity as the initial stockholder representative thereto (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on December 11, 2020).

2.2
First Amendment to the Agreement and Plan of Merger, dated as of May 7, 2021, by and among Forum Merger III Corporation, ELMS Merger Corp., Electric Last Mile, Inc. and Jason Luo (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on May 7, 2021).

3.1
Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 8-A/A (File No. 001-39457), filed with the SEC on June 25, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 8-A/A (File No. 001-39457), filed with the SEC on June 25, 2021).
10.1†
Escrow Agreement, dated June 25, 2021, by and among Forum Merger III Corporation, Jason Luo, in the capacity as the initial stockholder representative, Forum Investors III LLC, and Continental Stock Transfer & Trust Company, as escrow agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).

10.2
Director Nomination Agreement, dated June 25, 2021, by and between Electric Last Mile Solutions, Inc. and Forum Investors III LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).

10.3
Amended and Restated Registration Rights Agreement, dated June 25, 2021, by and among Forum Merger III Corporation and the parties listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 8-A/A (File No. 001-39457), filed with the SEC on June 25, 2021).

10.4
Land Contract, dated June 25, 2021, by and between SF Motors, Inc. DBA SERES and Electric Last Mile, Inc. (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).

10.5
Form of Promissory Note in the Original Principal Amount of $43,620,689.66, dated June 25, 2021, by Electric Last Mile, Inc. in favor of SF Motors, Inc. DBA SERES (incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).

10.6††
Employment Agreement, dated December 10, 2020 and effective as of June 25, 2021, by and between Jason Luo and Electric Last Mile, Inc. (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).

10.7††
Employment Agreement, dated December 10, 2020 and effective as of June 25, 2021, by and between James Taylor and Electric Last Mile, Inc. (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).

10.8††
Employment Agreement, dated December 10, 2020 and effective as of June 25, 2021, by and between Hailiang Hu and Electric Last Mile, Inc. (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).

10.9††
Employment Agreement, dated December 10, 2020 and effective as of June 25, 2021, by and between Benjamin Wu and Electric Last Mile, Inc. (incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).

10.10††	2020 Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).
10.11††
Form of Restricted Stock Unit Award Agreement (Earnout Shares) (incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).

10.12††
Form of Restricted Stock Unit Award Agreement (Time-Vesting) (incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).

10.13††
Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (incorporated herein by reference to Exhibit 10.19 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on June 30, 2021).

10.14
Letter Agreement, dated as of May 7, 2021, by Forum Merger III Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on May 7, 2021).

10.15**
Master Purchase Agreement, effective as of March 19, 2021 and fully executed as of July 7, 2021, by and between Electric Last Mile, Inc. and Liuzhou Wuling Automobile Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on July 12, 2021).

10.16
Agreement for Engineering, Design & Development Services, effective as of March 18, 2021 and fully executed as of July 7, 2021, by and between Electric Last Mile, Inc. and Liuzhou Wuling Automobile Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on July 12, 2021).

10.17
Supplemental Agreement, fully executed as of July 7, 2021, by and between Electric Last Mile, Inc. and Liuzhou Wuling Automobile Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on July 12, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.
†† Indicates a management contract or compensatory plan.
** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electric Last Mile Solutions, Inc.

Date:	August 13, 2021	By:	/s/ James Taylor
James Taylor
Chief Executive Officer

Date:	August 13, 2021	By:	/s/ Albert Li
Albert Li
Chief Financial Officer