Form 10-Q
period 2021-09-30
Electric Last Mile Solutions, Inc.
filed 2021-11-12
CIK 1784168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 11, 2021, there were 124,027,612 shares of common stock, $0.0001 par value, issued and outstanding.

ELECTRIC LAST MILE SOLUTIONS, INC.
Quarterly Report on Form 10-Q
2

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ELECTRIC LAST MILE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value and share data)

	Successor		Predecessor
	September 30, 2021	December 31, 2020	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$143,154	$25,205	$—
Restricted cash	27,750	—	—
Accounts receivable	136	—	—
Prepaid expenses and other current assets	8,503	—	42
Inventories	7,579	—	—
Total current assets	187,122	25,205	42
Property, plant and equipment, net	192,736	—	131,908
Intangibles and other assets, net	6,124	38	—
TOTAL ASSETS	$385,982	$25,243	$131,950

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,757	$1,345	$178
Accrued expenses	10,386	5,532	1,233
Current portion of land contract and promissory note	54,286	—	—
Total current liabilities	72,429	6,877	1,411
Convertible promissory notes	—	25,094	—
Land contract and promissory note obligations, net of current portion	29,800	—	—
Warrant liabilities	14,243	—	—
Pension benefit obligation	90	—	109
Other long-term liabilities	451	—	—
Total liabilities	117,013	31,971	1,520
COMMITMENTS AND CONTINGENCIES
Predecessor parent's net investment	—	—	130,430
Preferred stock, $0.0001 par value; 100 million shares authorized; none issued or outstanding.	—	—	—
Common stock, $0.0001 par value; 1 billion shares authorized; 124,027,012 issued and 118,777,012 outstanding at September 30, 2021 and 82,117,288 issued and outstanding at December 31, 2020.	12	8	—
Additional paid-in capital	306,578	992	—
Accumulated deficit	(37,621)	(7,728)	—
Total shareholders' equity (deficit)	268,969	(6,728)	130,430
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$385,982	$25,243	$131,950

See accompanying notes to condensed consolidated financial statements.

ELECTRIC LAST MILE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED) (in thousands, except share and per share data)

	Successor		Predecessor
	Three Months Ended September 30, 2021	For the period from August 20, 2020 through September 30, 2020	Three Months Ended September 30, 2020
REVENUE	$136	$—	$—
COST OF REVENUE	134	—	—
Gross margin	2	—	—
OPERATING EXPENSES:
Research and development expense	5,642	—	—
General and administrative expense	16,699	—	1,916
Total operating expenses	22,341	—	1,916
LOSS FROM OPERATIONS	(22,339)	—	(1,916)
Interest expense	(656)	—	—
Gain on change in fair value of warrant liabilities	5,204	—	—
Other income (expense), net	12	—	(26)
LOSS BEFORE INCOME TAXES	(17,779)	—	(1,942)
Income tax benefit	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(17,779)	$—	$(1,942)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.15)	$—
Basic and diluted weighted shares outstanding	118,777,012	821,173
See accompanying notes to condensed consolidated financial statements.

ELECTRIC LAST MILE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)         (in thousands, except share and per share data)

	Successor		Predecessor
	Nine Months Ended September 30, 2021	For the period from August 20, 2020 through September 30, 2020	For the period from January 1, 2021 through June 25, 2021	Nine Months Ended September 30, 2020

REVENUE	$136	$—	$—	$—
COST OF REVENUE	134	—	—	—
Gross margin	2	—	—	—
OPERATING EXPENSES:
Research and development expense	8,381	—	—	—
General and administrative expense	24,553	—	1,619	6,040
Total operating expenses	32,934	—	1,619	6,040
LOSS FROM OPERATIONS	(32,932)	—	(1,619)	(6,040)
Interest expense	(3,126)	—	—	—
Gain on change in fair value of warrant liabilities	6,149	—	—	—
Other income (expense), net	16	—	(2)	(27)
LOSS BEFORE INCOME TAXES	(29,893)	—	(1,621)	(6,067)
Income tax benefit	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(29,893)	$—	$(1,621)	$(6,067)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.31)	$—
Basic and diluted weighted shares outstanding	95,153,979	821,173
See accompanying notes to condensed consolidated financial statements.

ELECTRIC LAST MILE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
Successor:

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balances - August 20, 2020	—	$—	$—	$—	$—
Initial funding	1,000	—	10	—	10
Retroactive application of recapitalization	820,173	—	—	—	—
Balances - September 30, 2020	821,173	—	$10	—	10

Balances - December 31, 2020	100,000	—	1,000	(7,728)	(6,728)
Retroactive application of recapitalization	82,017,288	8	(8)	—	—
Balances - December 31, 2020 - Recasted	82,117,288	8	992	(7,728)	(6,728)
Net loss	—	—	—	(3,528)	(3,528)
Balances - March 31, 2021	82,117,288	8	992	(11,256)	(10,256)
Repurchase of common stock from related party - Note 19	(5,006,691)	(1)	(60)	—	(61)
Reverse recapitalization - Note 3	33,914,192	4	223,064	—	223,068
Conversion of ELM Convertible Notes - Note 11	2,752,223	—	27,522	—	27,522
Issuance of shares for SERES Asset Purchase - Note 4	5,000,000	1	49,949	—	49,950
Net loss	—	—	—	(8,586)	(8,586)
Balances - June 30, 2021	118,777,012	12	301,467	(19,842)	281,637
Stock-based compensation	—	—	5,111	—	5,111
Net loss	—	—	—	(17,779)	(17,779)
Balances - September 30, 2021	118,777,012	$12	$306,578	$(37,621)	$268,969

See accompanying notes to condensed consolidated financial statements.

ELECTRIC LAST MILE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
Predecessor:

(in thousands)	Predecessor Parent's Net Investment
Balances - December 31, 2019	$130,906
Net loss	(2,351)
Share based compensation	28
Change in Predecessor parent's net investment	2,083
Balances - March 31, 2020	130,666
Net loss	(1,774)
Share based compensation	28
Change in Predecessor parent's net investment	1,872
Balances —June 30, 2020	130,792
Net loss	(1,942)
Share based compensation	19
Change in Predecessor parent's net investment	1,827
Balances —September 30, 2020	$130,696

Balances - December 31, 2020	$130,430
Net loss	(890)
Share based compensation	13
Change in Predecessor parent's net investment	1,199
Balances - March 31, 2021	130,752
Net loss	(731)
Share based compensation	12
Change in Predecessor parent's net investment	790
Balances —June 25, 2021	$130,823

See accompanying notes to condensed consolidated financial statements.

ELECTRIC LAST MILE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                        (in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2021	For the period from August 20, 2020 through September 30, 2020	For the period from January 1, 2021 through June 25, 2021	Nine Months Ended September 30, 2020
OPERATING ACTIVITIES:
Net loss	$(29,893)	$—	$(1,621)	$(6,067)
Adjustment to reconcile net loss to net cash used in operating activities:
Noncash interest expense	2,470	—	—	—
Gain on change in fair value of warrant liabilities	(6,149)	—	—	—
Depreciation and amortization expense	1,229	—	23	35
Other	72	—	—	—
Defined benefit pension expense, net of (funding)	(23)	—	17	64
Share based compensation	5,111	—	25	75
Loss on disposal of equipment	—	—	—	69
Changes in operating assets and liabilities:
Accounts receivable	(136)	—	—	—
Prepaid expenses and other current assets	(8,000)	—	35	(54)
Inventories	(7,579)	—	—	—
Accounts payable	845	—	(150)	85
Accrued expenses	4,611	—	(318)	34
Net cash used in operating activities	(37,442)	—	(1,989)	(5,759)

INVESTING ACTIVITIES
SERES Asset Purchase	(30,187)	—	—	—
Capital expenditures	(1,988)	—	—	(23)
Net cash used in investing activities	(32,175)	—	—	(23)

FINANCING ACTIVITIES
Change in Predecessor parent's net investment	—	—	1,989	5,782
Successor paid in capital	—	10	—	—
Repurchase of common stock from related party	(61)	—	—	—
Proceeds from reverse recapitalization, net of transaction costs	243,769	—	—	—
Payments on land contract and promissory note obligations	(28,392)	—	—	—
Net cash provided by financing activities	215,316	10	1,989	5,782

Net increase in cash, cash equivalents and restricted cash	145,699	10	—	—
Cash, cash equivalents and restricted cash —Beginning of period	25,205	—	—	—
Cash, cash equivalents and restricted cash —End of period	$170,904	$10	$—	$—
Reconciliation to condensed consolidated balance sheet:
Cash and cash equivalents	$143,154
Restricted cash	27,750
Total cash, cash equivalents and restricted cash	$170,904
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
2. BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020 included in the definitive proxy statement filed on June 9, 2021. The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary to fairly state the Company’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year or any other periods.

The Company’s condensed consolidated financial statements and certain note presentations for the periods prior to June 25, 2021 are presented in two distinct periods to indicate the application of a different basis of accounting between EVAP Operations (the “Predecessor”) and ELM (the “Successor”). The Predecessor reporting period represents the presentation of EVAP Operations up to the date of its acquisition by ELM on June 25, 2021. As such, the financial statement activity of EVAP Operations for the nine months ended September 30, 2021 consist of activity through the date of acquisition by ELM and as such, there is no financial statement activity for the three months ended September 30, 2021. The Successor reporting period represents operations of ELM for the applicable periods subsequent to its inception on August 20, 2020. The accompanying financial statements of the Company include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable. The Successor reporting period overlaps the Predecessor reporting period for the period from August 20, 2020 through June 25, 2021 during which time ELM was formed to raise capital including through the completion of the Business Combination.

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

(h)On December 10, 2020, ELM issued convertible promissory notes (“ELM Convertible Notes”) to certain investors in an aggregate principal amount of $25 million. The Company entered into a joinder to the ELM Convertible Notes with the holders thereof, pursuant to which the outstanding principal of $25 million plus accrued interest converted at the Closing Date into shares of common stock, at a conversion price per share equal to the product of (i) the price per share paid by the PIPE Investors in the PIPE Investment (i.e. $10.00) multiplied by (ii) 0.90909. Upon the consummation of the Business Combination, ELM accelerated the accretion of the notes to their redemption value resulting in total interest expense for the ELM Convertible Notes of $2.4 million for the nine months ended September 30, 2021, .

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
On the Closing Date, the Company placed 250,000 shares of common stock into an escrow account (the “Adjustment Escrow Stock”) to secure any downward post-closing purchase price adjustment. Subsequent to September 30, 2021, all of those shares of common stock are to be released to the ELM shareholders who received shares as merger consideration (the "ELM shareholders") in accordance with the adjustment mechanisms set forth in the Merger Agreement.
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
On April 9, 2021, SERES and ELM renegotiated and entered into an exclusive IP license agreement pursuant to which SERES granted ELM a license to make, import, use, and offer commercial vehicle product models EC35 and D51 in North America for a royalty payable fee of $5 million plus $100 per vehicle sold for the first 100,000 vehicles.
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

5. SUPPLEMENTAL CASH FLOW INFORMATION

Successor:

Noncash investing and financing activities for the nine months ended September 30, 2021 are summarized as follows (in thousands):

Nine Months Ended September 30, 2021
Capital expenditures included in accounts payable	$377
Noncash investing intangible and other assets included in other long-term liabilities	2
Noncash financing conversion of ELM Convertible Notes	27,522
Noncash investing SERES Asset Purchase in accounts payable	5,012
Noncash investing SERES Asset Purchase assumption of pension obligation	113
Noncash financing and investing SERES Asset Purchase issuance of Promissory Note	42,824
Noncash financing and investing SERES Asset Purchase issuance of Land Contract obligation	69,612
Noncash financing and investing SERES Asset Purchase issuance of common stock	49,950

Cash paid for interest was $656 for the nine months ended September 30, 2021. The has been no cash paid for taxes for the periods presented.
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

Revenue Recognition — The Company derives its revenues from the sale of electric 'last mile' delivery and utility vehicles. Revenues are recognized when control of these products is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. Shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received shortly after point of sale. Because customer contract contains only one performance obligation that is satisfied at a point in time, there are no satisfied performance obligations that would result in contract assets other than trade accounts receivable.
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
Concentration of Credit Risk — The Company’s cash and cash equivalents are placed in accounts that exceed federally insured limits as of September 30, 2021 and December 31, 2020. The Company has not experienced any credit loss related to its cash and cash equivalents.
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

Years
Buildings	39
Machinery and equipment	7*
Vehicles	5
Computer hardware	3
Furniture and fixtures	3
Site improvements	15
Leasehold improvements	3-10
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

•The IP license intangible consists of technological know-how obtained as part of the SERES Asset Purchase and is being amortized over a useful life of 2 years.
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
Share-Based Compensation — We use the fair value method of accounting for the restricted stock units (“RSUs”) granted to employees to measure the cost of employee services received in exchange for the share-based awards. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common share. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally three years for RSUs. Share-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period. For performance-based awards with a vesting schedule based entirely on the attainment of performance conditions, share-based compensation expense is recognized for each tranche over the vesting period ascribed to the achievement of the operational milestone for such tranche when the achievement of each individual performance milestone becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of market conditions, the fair value of such awards is estimated on the grant date using a Monte Carlo simulation; the share-based compensation expense associated with each tranche is recognized over the derived service period determined by the Monte Carlo simulation.

As we accumulate additional employee share-based awards data over time and as we incorporate market data related to our common share, we may calculate significantly different volatility values, which could materially impact the valuation of our share-based awards and the share-based compensation expense that we will recognize in future periods. Share-based compensation expense is recorded in research and development expense and general and administrative expense in the consolidated statements of operations.

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

Earnings (Loss) Per Share — The Company computes basic earnings (loss) per share by dividing income available to common shareholders by the weighted average number of common shares outstanding. As a result of the Business Combination, the Company has retrospectively adjusted the weighted average number of common shares outstanding prior to the Business Combination by multiplying them by the merger exchange ratio. The computation of diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share, except the Company adjusts the weighted average number of shares outstanding to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, the Company adjusts income (loss) available to common shareholders to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares. For the three and nine months ended September 30, 2021, there were no dilutive potential common shares due to the fact that the average share price during the periods was lower than the strike price of the warrants, the contingent share price thresholds for the Earnout Shares were not met during the periods, and the effect of including outstanding RSUs would have an anti-dilutive effect.
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
Recently Adopted Accounting Pronouncements — In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods beginning after December 31, 2021, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company early adopted ASU 2018-15 effective April 1, 2021. As the Company had no implementation costs incurred related to a cloud computing arrangement prior to that date, there was no impact on the retrospective periods. For the three months ended September 30, 2021, the Company capitalized $0.2 million of development cost related to a SAP cloud computing arrangement that will be amortized over the noncancellable service contract period of five years beginning in June 2021.
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
7. PROPERTY, PLANT AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Construction in progress:
Buildings	$—	$83,445
Machinery and equipment	71,220	47,000
Total construction in progress	71,220	130,445
Buildings	113,893	—
Land	1,859	1,243
Site Improvements	1,203	—
Leasehold improvements	1,906	—
Machinery and equipment	2,345	247
Computer hardware	339	—
Furniture and fixtures	201	37
Vehicles	188	42
Subtotal	193,154	132,014
Accumulated depreciation	(418)	(106)
Net property, plant and equipment	$192,736	$131,908

There was no property, plant and equipment for the Successor as of December 31, 2020.
The Company has no capital leases.
Depreciation related to property, plant and equipment for the periods presented was as follows (in thousands):

Successor			Predecessor
Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the period from August 20, 2020 through September 30, 2020	Three Months Ended September 30, 2020	For the period from January 1, 2021 through June 25, 2021	Nine Months Ended September 30, 2020
$384	$418	$—	$12	$23	$35
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

Successor			Predecessor
Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the period from August 20, 2020 through September 30, 2020	Three Months Ended September 30, 2020	For the period from January 1, 2021 through June 25, 2021	Nine Months Ended September 30, 2020
$85	$208	$—	$18	$35	$54
9. INTANGIBLE AND OTHER ASSETS (SUCCESSOR)
Intangible and other assets of the Successor consisted of the following (in thousands):

	Successor
	September 30, 2021	December 31, 2020
IP license intangible	$5,948	$—
Favorable lease intangible	151	—
Computer software and website development costs	96	39
Subtotal	6,195	39
Accumulated amortization	(813)	(1)
Intangible assets, net	5,382	38
Service contract asset, net	742	—
Intangible and other assets, net	$6,124	$38
Amortization expense related to intangible assets, excluding the favorable lease intangible, was $758 thousand and $812 thousand for the three and nine months ended September 30, 2021, respectively.
The amortization of the service contract and related development costs included in IT expense was $14 thousand for the nine months ended September 30, 2021. The current portion of the service contract of $0.2 million, representing the amount expected to be amortized to expense over the next 12 months is reported in prepaid expenses and other current assets.
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

As of September 30, 2021, there were no unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result, all of the Company’s net operating loss carryforwards are subject to federal and state tax examination.
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

The Company accounted for the ELM Convertible Notes as a share-settled debt based on its conclusion that the ELM Convertible Notes represented an obligation to issue a variable number of shares predominantly based on a fixed amount. As a result, the Company was accreting the carrying value to the expected settlement value over the life of the ELM Convertible Notes under the effective interest method using an accretion rate of 6.29%. Upon consummation of the Business Combination, the Company accelerated the accretion of the notes to their redemption value of $27.5 million resulting in total interest expense for the ELM Convertible Notes of $2.4 million for the nine months ended September 30, 2021.
12. SERES LAND CONTRACT OBLIGATION AND PROMISSORY NOTE (SUCCESSOR)
In conjunction with the closing of the SERES Asset Purchase, the Company is obligated to make future payments under the Land Contract and Promissory Note. The Land Contract obligation is non-interest bearing and the Promissory Note has a stated interest rate of 0.13% and both mature on April 30, 2023. The fair value of the obligations on the date of closing (June 25, 2021) were determined to be $112.4 million with an effective interest rate of 2.67%. The required principal payments under the obligations as of September 30, 2021 were as follows (in thousands):

Description	Land Contract Obligation	Promissory Note	Total Payments
19 Consecutive equal monthly installments through April 30, 2023	$3,103	$1,420	$4,523
Total principal payments under Land Contract and Promissory Note	$58,965	$26,987	$85,952
Fair value at inception	$69,612	$42,824	$112,436
The carrying values as of September 30, 2021 were as follows (in thousands):

	Land Contract Obligation	Promissory Note	Total Carrying Value
Carrying value as of September 30, 2021	$57,658	$26,428	$84,086
Less current portion due in next 12 months	(37,242)	(17,044)	(54,286)
Noncurrent	$20,416	$9,384	$29,800

13. WARRANT LIABILITIES (SUCCESSOR)
Each whole warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share. As of September 30, 2021, there were 8,580,375 warrants outstanding consisting of 8,396,673 public warrants, which were included in the units issued in Forum's initial public offering ("Public Warrants"), and 183,702 private placement warrants, which were included in the units issued in the concurrent private placement at the time of Forum's initial public offering ("Private Placement Warrants" and, collectively with the Public Warrants, the "warrants"). The Public and Private Placement Warrants were accounted for as liabilities and are presented as warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statement of operations. The measurements of the warrants were based on the closing price of the Public Warrants as of September 30, 2021.
The Public Warrants may only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the units issued in the initial public offering into their component parts of Public Warrants and shares of common stock. The Public Warrants became exercisable on August 21, 2021.
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
14. EMPLOYEE BENEFIT PLANS
Defined Benefit Plan
The Company assumed the Predecessor's defined benefit plan as part of the SERES Asset Purchase. Net periodic pension costs for the periods presented consist of the following (in thousands):

	Successor			Predecessor
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the period from August 20, 2020 through September 30, 2020	Three Months Ended September 30, 2020	For the period from January 1, 2021 through June 25, 2021	Nine Months Ended September 30, 2020
Service cost	$8	$9	$—	$12	$16	$37
Interest cost	1	1	—	—	2	1
Expected return on plan assets	—	—	—	—	—	—
Net periodic costs	$9	$10	$—	$12	$18	$38
Defined Contribution Plans (Predecessor)
Certain union and non-union employees of Predecessor participated in 401(k) plans. The Predecessor recorded expense for contributions to these plans related to dedicated EVAP Operations employees for the periods presented as follows (in thousand):

	Three Months Ended September 30, 2020	For the period from January 1, 2021 through June 25, 2021	Nine Months Ended September 30, 2020
Non-union 401(k)	$1	$22	$29

Union 401(k)	1	2	5
Defined contribution plan expense	$2	$24	$34
15. SHARE BASED COMPENSATION
Successor:

Under the Electric Last Mile Solutions, Inc. 2020 Incentive Plan (the “Plan”), the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock RSUs, other stock-based awards, other cash-based awards, and dividend equivalents to key personnel and employees. During the nine months ended September 30, 2021, the Company issued RSUs subject to time-based or earnout and performance based requirements.

Earnout and Performance Based Restricted Stock Units

Earnout and performance based RSUs represent the right to receive a share of the Company’s common stock if service, performance, and/or market conditions, or a combination thereof, are met over a defined period. Earnout and performance based RSUs are granted at the fair market value on the date of the grant. The RSUs that contain a market condition, such as stock price milestones, are subject to a Monte-Carlo simulation model to determine the grant date fair value by simulating a range of possible future stock prices for the Company over the performance period. The grant date fair value of the market condition RSUs is recognized as compensation expense over the greater of the Monte Carlo simulation model’s derived service period and the arrangement’s explicit service period, assuming both conditions must be met.

During the quarter ended September 30, 2021, the Company granted 14,148,000 in Earnout RSUs that entitle the holder to receive half of the common shares of the Company granted if, during a 36-month period, the closing price of the common stock for any 20 trading days in any 30 consecutive day trading period exceeds $14.00 and the other half of the common shares of the Company granted if, during a 36-month period, the closing price of the common stock for any 20 trading days in any 30 consecutive day trading period exceeds $16.00 per share. A third-party valuation expert was engaged to complete a Monte Carlo simulation to account for the market condition. That simulation takes into account the beginning stock price of the Company’s common stock, the expected volatilities for the Company’s stock price and the expected risk-free rate of return. The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the market condition.

RSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of RSUs and the grant date stock price. Compensation expense for RSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

The following table summarizes the Company's unvested earnout and performance based RSU activity:

	Number of shares	Weighted average grant date fair value	Aggregate fair value
Unvested as of December 31, 2020	—
Granted	16,435,250	4.43	$68,635
Vested	—
Forfeited/Cancelled	—
Unvested as of September 30, 2021	16,435,250	4.43

Time Based Restricted Stock Units

Time based RSUs represent the right to receive a share of the Company’s company stock based on time-based vesting.
Time based RSUs are granted at the fair market value on date of grant.

The following table summarizes the Company's unvested time based RSU activity:

	Number of shares	Weighted average grant date fair value	Aggregate fair value
Unvested as of December 31, 2020	—
Granted	2,287,250	7.96	$18,210
Vested	—
Forfeited/Cancelled	—
Unvested as of September 30, 2021	2,287,250	7.96

Stock based compensation expense for all RSUs is as follows for the three and nine months ended September 30. 2021:

Research and development expense	$472
General and administrative expense	4,639
Total	$5,111

The Company's total unrecognized compensation cost for all unvested RSUs as of September 30, 2021 was $72.4 million, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over the 30 month period.
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
No options were granted during the period from January 1, 2021 through June 25, 2021 or the nine months ended September 30, 2020. Share based compensation expense for the Predecessor periods were as follows (in thousands):

Predecessor
Three Months Ended September 30, 2020	For the period from January 1, 2021 through June 25, 2021	Nine Months Ended September 30, 2020
$19	$25	$75
Upon consummation of the SERES Asset Purchase, SERES terminated the employment of all participants and none of the awards were exercised.
16. FAIR VALUE MEASUREMENTS (SUCCESSOR)
The following table presents information about the Company’s assets that were measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents - Money Market Funds	1	$139,014	$20,000
Liabilities:
Warrant Liabilities - Public Warrants	1	$13,938	$—
Warrant Liabilities - Private Placement Warrants	2	$305	$—

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange, which are included in cash equivalents and Level 1 fair value measurements.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the nine months ended September 30, 2021.
The following table presents information about the Company’s financial instruments that were not measured at fair value at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to estimate such fair value (in thousands):

Description	Level	September 30, 2021	December 31, 2020
Liabilities:
SERES Land Contract Obligation and Promissory Note	3	$84,086	$—
ELM Convertible Notes	3	$—	$25,411
The carrying values of cash and cash equivalents, other current assets, accounts payable, and accrued liabilities approximate fair value due to their short maturities. We believe the Land Contract and Promissory Note obligations carrying value approximates fair value as there is not expected be a significant change from the initial recording of the obligations at fair value on June 25, 2021 less payments made up to September 30, 2021.
17. COMMITMENTS AND CONTINGENCIES
Sampling results received in 2020 related to a groundwater investigation at the ELMS Facility indicated chromium contamination is present in the groundwater. The source of the chromium contamination is unknown, and EVAP Operations did not use, store or dispose of chromium during its period of ownership or operation. The Indiana Department of Environmental Management (“IDEM”) and the United States Environmental Protection Agency (“USEPA”) have received the sampling results. IDEM and USEPA have not made any specific requests or demands for additional investigation of the plant, but additional discussions with IDEM and USEPA are anticipated. In the pending investigation, IDEM and USEPA have threatened a potential enforcement action to compel further investigation or remediation. The potential loss is currently neither probable nor reasonably estimable.
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
Common Stock — The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021, the Company had 5,250,000 shares held in escrow, consisting of 5,000,000 Earnout Shares and 250,000 shares held for any downward post-closing purchase price adjustment in connection with the Business Combination. The shares held in escrow are considered issued, but not outstanding as presented in the condensed consolidated balance sheet and for the calculation of earnings per share. Subsequent to September 30, 2021, shares held in escrow are to be released to the ELM shareholders.
Predecessor:
    The Predecessor financial statements are prepared on a carve-out basis to present a portion of the business of SERES, which does not constitute a separate legal entity and therefore has no legal equity, therefore the net assets of the Predecessor have been presented as Predecessor parent's net investment.
19. RELATED PARTY TRANSACTIONS
Successor:

On June 23, 2021, an entity controlled by Jason Luo sold 6,097 common shares of ELM back to ELM for the original purchase price of $10.00 per share or a total of $61 thousand, prior to and in connection with the issuance of 5,000,000 shares of the Company's common stock to SERES upon the closing of the Business Combination pursuant to the SERES Asset Purchase Agreement. This transaction was presented in the condensed consolidated statement of changes in shareholders’ equity (deficit).

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

The corporate allocations and other related party transactions reported in the Predecessor period can be summarized as follows (in thousands):

	Three Months Ended September 30, 2020	For the period from January 1, 2021 through June 25, 2021	Nine Months Ended September 30, 2020
Corporate allocations	$789	$143	$2,039
Sokon SAP license allocations	$11	$21	$33
Defined contribution plan expense	$1	$24	$34
Defined benefit plan expense	$13	$17	$38
Share based compensation expense	$78	$25	$134
Centralized Cash Management — As SERES used a centralized cash management system, all allocated costs and expenses have been deemed to have been paid by the Predecessor to SERES in the year in which costs were incurred. This resulted in changes in Predecessor parent’s net investment of $0.4 million for the period from January 1, 2021 through June 25, 2021 and $(0.1) million for the nine months ended September 30, 2020.
20. SUBSEQUENT EVENT

On October 13, 2021, the Company reached an agreement with Contemporary Amperex Technology Co., Limited to supply batteries and secure production capacity needed for its all-electric Class 1 Urban Delivery commercial vehicle.

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

We are a commercial electric vehicle solutions company founded for the purpose of designing, engineering, manufacturing and customizing electric “last mile” delivery and utility vehicles. According to the Electric Last Mile Solutions Market Study by Strategy&, over half of the total delivery cost for shipped packages is incurred in the last mile portion of the delivery. Our planned products are being designed with the goal of providing cost-effective, reliable and customized solutions for customers engaged in the last mile delivery of goods and services, with an anticipated lower cost of ownership as compared to competing internal combustion engine ("ICE") models. We launched our first product, the Urban Delivery vehicle during the current period, and expect to launch the on-road version in December, which will solidify our first-mover status in the Class 1 commercial vehicle segment in the U.S. market.

During the nine months ended September 30, 2021, the Company executed a Firm Order Agreement (the “Agreement”) with Randy Marion Isuzu, LLC dba Randy Marion ELMS, a North Carolina limited liability company (“Randy Marion”), for the purchase by Randy Marion of certain electric urban delivery and urban utility vehicles, including a Class 1 electric urban delivery vehicle. Pursuant to the Agreement, Randy Marion will purchase and ELM will sell to Randy Marion a total of not less than 6,000 of the initial 8,000 Vehicles manufactured and produced by the Company (the “First Order Requirement”). In connection with the execution of the Agreement, Randy Marion issued a purchase order for 1,000 Vehicles. Pursuant to the Agreement, Randy Marion is required to issue another purchase order for at least 1,000 Vehicles on or before November 15, 2021 and all additional purchase orders required to fulfill the First Order Requirement must be issued by February 28, 2022. In the event that the Company has outstanding orders, in aggregate, for more than 2,000 Vehicles from other dealers before the completion of its manufacturing and production of its first 8,000 Vehicles, Randy Marion is required to issue purchase orders to fulfill the remainder of the First Order Requirement within three business days of receiving written notice from the Company. The Agreement expires upon the earlier of: (a) the First Order Requirement being satisfied or (b) December 31, 2022, unless it is terminated early. Upon the expiration or termination of the Agreement, Randy Marion has a right, for a period of one year, to sell back to the Company: (i) any new, unused, and undamaged Vehicles with less than 500 miles, then unsold in Randy Marion’s inventory, (ii) new, unused, and undamaged parts and accessories, contained in the original packaging, and (iii) special service tools recommended by the Company that are designed to service the Vehicles.

We have adjusted our anticipated production volume for 2021 to approximately 300 to 500. Factors contributing to the adjustment include: COVID-19 related impacts such as manufacturing delays, industry-wide supply chain issues and logistics challenges, and the availability of raw materials and cargo containers needed to transport vehicle components. In addition, in the short term, we have adjusted our gross margin projections for the remainder of the year to low single digits in order to account for supply chain issues, logistics challenges, and reduced availability of cargo containers needed to transport vehicle components. Furthermore, as a result of industry-wide supply chain issues and logistics challenges, we will increase our Manufacturer’s Suggested Retail Price of our Urban Delivery to account for higher costs.

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

We believe that our in-house engineering expertise in vehicle integration, U.S. safety compliance and homologation, electric powertrain engineering, data connectivity, vehicle customization, and manufacturing will provide us with a differentiated capability to bring reliable and customizable electric vehicles to the U.S. market. We plan to use existing components and platforms from other vehicle manufacturers as the foundation for our vehicle designs for our first products, and source various subsystems and componentry from a variety of suppliers to assemble our own, unique electric vehicles. Our design and engineering team will focus on the design, efficacy and safety of our vehicles and the adaptation of the chosen platforms and components for use in our vehicles. We believe that designing our vehicles around existing vehicle components and platforms will enable us to bring our electric delivery vehicles to the U.S. market on an accelerated timescale compared to manufacturers of competitive vehicles.

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

These transactions drove, among other things, a significant increase in our balance sheet including cash and cash equivalents, restricted cash, property, plant and equipment, intangible assets, liabilities and equity. The depreciation and amortization of the acquired assets is expected to materially increase our operating expenses in the future. We became a public operating company as a result of the Business Combination and will need to continue to hire personnel and incur costs that are necessary and customary for our operations as a public company, which is expected to contribute to higher operating expenses in the near term. In addition, we plan to modify the ELMS Facility for electric commercial vehicle manufacturing and upfitting, which will require additional capital expenditures and resources not included in the Predecessor periods.

The Company’s condensed consolidated financial statements and certain note presentations for the periods prior to June 25, 2021 are presented in two distinct periods to indicate the application of a different basis of accounting between EVAP Operations (the “Predecessor”) and ELM (the “Successor”). The Predecessor period represents the presentation of EVAP Operations up to the date of the SERES Asset Purchase on June 25, 2021. The Successor period represents the presentation of ELM from the applicable periods subsequent to its inception on August 20, 2020. The condensed consolidated financial statements of the Company included elsewhere in this report include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable. The condensed consolidated financial statements of the Company as of and for the period ended September 30, 2021 reflect the allocation of the purchase consideration to the tangible and intangible assets acquired from SERES, including the primary assets of EVAP Operations . The financial statements of the Predecessor reporting for the period through June 25, 2021 are presented on the basis of SERES historical costs. The Successor reporting period overlaps the Predecessor reporting for the period from August 20, 2020 through June 25, 2021, during which time ELM was formed to raise capital, including through the completion of the Business Combination to facilitate the purchase of the EVAP Operations from SERES. The Predecessor and the Successor are referred to herein as the “Company”.

COVID-19

We continue to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, operations, financial condition, and results of operations. Since our formation, we continue to increase employment levels of personnel to support our operations that, as of and through September 30, 2021, have been largely administrative in nature and have focused on vehicle engineering, procuring suppliers, and preparing for necessary capital expenditures in the Mishawaka manufacturing facility. Due to the travel restrictions imposed globally, our ability to collaborate with our suppliers, many of whom are international, has been impacted. We continue to monitor for new developments related to the COVID-19 pandemic, which are unpredictable. Future COVID-19 developments could result in additional impacts on our business, operations, financial condition, and results of operations. We are experiencing disruption from the industry-wide supply chain and logistics challenges and it is impacting our business, operations, financial condition, and results of operations. If demand for our products is ultimately significantly reduced or does not reach anticipated levels as a result of the COVID-19 pandemic, we could experience an adverse impact on our business, operations, financial condition, and results of operations.

Results of Operations

Our results of operations are discussed in two separate sections: (1) Successor Results of Operations and (2) Predecessor Results of Operations. The Successor Results of Operations represent the results of operations of ELM from the applicable periods subsequent to its inception on August 20, 2020 through September 30, 2021, including the closing of the Business Combination and the SERES Asset Purchase on June 25, 2021. The Predecessor Results of Operations represent the results of operations of EVAP Operations up to the date of the closing of the SERES Asset Purchase on June 25, 2021.

	Successor			Predecessor
In thousands	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the period from August 20, 2020 through September 30, 2020	Three Months Ended September 30, 2020	For the period from January 1, 2021 through June 25, 2021	Nine Months Ended September 30, 2020
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
REVENUE	$136	$136	$—	$—	$—	$—
COST OF REVENUE	134	134	—	—	—	—
Gross margin	2	2	—	—	—	—
OPERATING EXPENSES:
Research and development expense	5,642	8,381	—	—	—	—
General and administrative expense	16,699	24,553	—	1,916	1,619	6,040
Total operating expenses	22,341	32,934	—	1,916	1,619	6,040
LOSS FROM OPERATIONS	(22,339)	(32,932)	—	(1,916)	(1,619)	(6,040)
Interest expense	(656)	(3,126)	—	—	—	—
Gain on change in fair value of warrant liabilities	5,204	6,149	—	—	—	—
Other income (expense), net	12	16	—	(26)	(2)	(27)
LOSS BEFORE INCOME TAXES	(17,779)	(29,893)	—	(1,942)	(1,621)	(6,067)
Income tax benefit	—	—	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(17,779)	$(29,893)	$—	$(1,942)	$(1,621)	$(6,067)

Basic and diluted loss per share	$(0.15)	$(0.31)	$—

Successor Results of Operations - Comparison of Three Months Ended September 30, 2021 to the Period from August 20, 2020 through September 30, 2020

The Successor unaudited condensed statement of operations for the three months ended September 30, 2021 and the period from August 1,2020 through September 30, 2020 is presented below (in thousands):

	Successor
	Three Months Ended September 30, 2021	For the period from August 20, 2020 through September 30, 2020	Increase (Decrease)
	Unaudited	Unaudited	$ Change
REVENUE	$136	$—	136
COST OF REVENUE	134	—	134
Gross margin	2	—	2
OPERATING EXPENSES:
Research and development expense	5,642	—	5,642
General and administrative expense	16,699	—	16,699
Total operating expenses	22,341	—	22,341
LOSS FROM OPERATIONS	(22,339)	—	(22,339)
Interest expense	(656)	—	(656)
Gain on change in fair value of warrant liabilities	5,204	—	5,204
Other income (expense), net	12	—	12
LOSS BEFORE INCOME TAXES	(17,779)	—	(17,779)
Income tax benefit	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(17,779)	$—	$(17,779)

Basic and diluted loss per share	$(0.15)	$—	$(0.15)

Revenue
For the three months ended September 30, 2021, revenue was $0.1 million. The increase in revenue was due to sale of 5 units from our production of the Urban Delivery vehicles under an agreement with Randy Marion.

Cost of revenue
For the three months ended September 30, 2021, cost of revenue was $0.1 million and consisted of costs associated with the sold Urban Delivery vehicles. Cost of revenue has been negatively impacted by higher shipping costs and higher cost of raw materials and supply constraints for key components. There was no activity for the period from August 20, 2020 through September 30, 2020.

Research and development expense

For the three months ended September 30, 2021, research and development expense was $5.6 million and consisted of development services, testing, prototype and sample expenses, as well as the related personnel expenses including $0.5 million in share-based compensation.

General and administrative expense

For the three months ended September 30, 2021, general and administrative expense was $16.7 million and primarily consisted of $10.7 million in personnel expenses, including $4.6 million in share based compensation, as well as legal fees, consulting fees, and marketing expenses. There was no activity for the period from August 20, 2020 through September 30, 2020.

Interest expense

For the three months ended September 30, 2021, interest expense was $0.7 million and consisted of interest attributable to the obligations under the SERES Asset Purchase Agreement. There was no activity for the period from August 20, 2020 through September 30, 2020.

Gain on change in fair value of warrant liabilities

For the three months ended September 30, 2021, the gain in fair value of the warrant liabilities was $5.2 million. This represents the change in the fair value of the warrants from June 30, 2021 through September 30, 2021. There was no activity for the period from August 20, 2020 through September 30, 2020.

Other income (expense), net

For the three months ended September 30, 2021, other income primarily consisted of dividend income from money market funds.

Successor Results of Operations - Comparison of the Nine Months Ended September 30, 2021 to the Period from August 20, 2020 through September 30, 2020

The Successor unaudited condensed statement of operations for the nine months ended September 30, 2021 and the period from August 1,2020 through September 30, 2020 is presented below (in thousands):

	Successor
	Nine Months Ended September 30, 2021	For the period from August 20, 2020 through September 30, 2020	Increase (Decrease)
	Unaudited	Unaudited	$ Change
REVENUE	$136	$—	136
COST OF REVENUE	134
Gross margin	2
OPERATING EXPENSES:
Research and development expense	8,381	—	8,381
General and administrative expense	24,553	—	24,553
Total operating expenses	32,934	—	32,934
LOSS FROM OPERATIONS	(32,932)	—	(32,932)
Interest expense	(3,126)	—	(3,126)
Gain on change in fair value of warrant liabilities	6,149	—	6,149
Other income (expense), net	16	—	16
LOSS BEFORE INCOME TAXES	(29,893)	—	(29,893)
Income tax benefit	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(29,893)	$—	$(29,893)

Basic and diluted loss per share	$(0.31)

Revenue
For the nine months ended September 30, 2021, revenue was $0.1 million. The increase in revenue was due to sale of 5 units from our production of the Urban Delivery vehicles under an agreement with Randy Marion.

Cost of revenue
For the nine months ended September 30, 2021, cost of revenue was $0.1 million and consisted of costs associated with the sold Urban Delivery vehicles. Cost of revenue has been negative impacted by higher shipping costs and higher cost of raw materials and supply constraints for key components. There was no activity for the period from August 20, 2020 through September 30, 2020.

Research and development expense

For the nine months ended September 30, 2021, research and development expense was $8.4 million and consisted of development and testing services, as well as prototype, sample and related personnel expenses, including $0.5 million in share-based compensation.

General and administrative expense

For the nine months ended September 30, 2021, general and administrative expense was $24.6 million and primarily consisted of payroll and payroll related expense, legal and consulting fees, as well as marketing expenses.

Interest expense

For the nine months ended September 30, 2021, interest expense was $3.1 million and consisted of interest on ELM Convertible Notes of $2.4 million, with the remaining interest of $0.7 million attributable to the obligations from the SERES Asset Purchase. The interest on the ELM Convertible Notes was accelerated upon the conversion in conjunction with the Business Combination. There was no activity for the period from August 20, 2020 through September 30, 2020.
Gain on change in fair value of warrant liabilities

For the nine months ended September 30, 2021, the change in the fair value of the warrant liabilities was $6.1 million. This represents the change in the fair value of the warrants from the initial measurement on June 25, 2021 as part of the Business Combination through September 30, 2021. There was no activity for the period from August 20, 2020 through September 30, 2020.

Other income (expense), net

For the nine months ended September 30, 2021, other income primarily consisted of dividend income from money market funds. There was no activity for the period from August 20, 2020 through September 30, 2020.

Predecessor Results of Operations for the Three Months Ended September 30, 2020

The Predecessor unaudited condensed statement of operations for the ended September 30, 2020 are presented below (in thousands):

Predecessor
Three Months Ended September 30, 2020
Unaudited
REVENUE	$—
COST OF REVENUE	—
Gross margin	—
OPERATING EXPENSES:
Research and development expense	—
General and administrative expense	1,916
Total operating expenses	1,916
LOSS FROM OPERATIONS	(1,916)
Other income (expense), net	(26)
LOSS BEFORE INCOME TAXES	(1,942)
Income tax benefit	—
NET LOSS AND COMPREHENSIVE LOSS	$(1,942)

General and administrative expense

General and administrative expense was $1.9 million for the three months ended September 30, 2020 and primarily consisted of payroll and payroll related expense as well as corporate allocation costs. Upon acquisition of substantially all of the assets and liabilities of Predecessor as of June 25, 2021 subsequent to this date Predecessor ceased to exist and as such, there is no financial statement activity for the three months ended September 30, 2021.

Other income (expense), net

Other expense (income) primarily consisted of periodic pension costs and post retirement related expenses for the three months ended September 30, 2020 offset by expected return on plan assets.

Predecessor Results of Operations - Comparison of the Period from January 1, 2021 through June 25, 2021 to the Nine Months Ended September 30, 2020

The Predecessor unaudited condensed statement of operations for the period from January 1, 2021 through June 25, 2021 and the nine months ended September 30, 2020 are presented below (in thousands):

	Predecessor
	For the period from January 1, 2021 through June 25, 2021	Nine Months Ended September 30, 2020	Increase (Decrease)
	Unaudited	Unaudited	$ Change	% Change
REVENUE	$—	$—	$—	—%
COST OF REVENUE			—	—%
Gross margin	—	—	—	—%
OPERATING EXPENSES:
General and administrative expense	1,619	6,040	(4,421)	(73)%
Total operating expenses	1,619	6,040	(4,421)	(73)%
LOSS FROM OPERATIONS	(1,619)	(6,040)	4,421	(73)%
Other income (expense), net	(2)	(27)	25	(94)%
LOSS BEFORE INCOME TAXES	(1,621)	(6,067)	4,446	(73)%
Income tax benefit	—	—	—	—%
NET LOSS AND COMPREHENSIVE LOSS	$(1,621)	$(6,067)	$4,446	(73)%

General and administrative expense

General and administrative expense decreased by 4.4 million or 73%, from $6.0 million for the nine months ended September 30, 2020 to $1.6 million for the period from January 1, 2021 through June 25, 2021. General and administrative expenses of $6.0 million for the nine months ended September 30, 2020 is comprised of mainly of personnel related expense, facility related expense, and corporate allocated costs. General and administrative expense of $1.6 million for the period from January 1, 2021 through June 25, 2021 primarily consisted of payroll and payroll related expense, legal expenses, and facility related expenses.

Other income (expense), net

Other income (expense), net decreased by $25 thousand from $27 thousand for the nine months ended September 30, 2020 to $2 thousand for the period from January 1, 2021 through June 25, 2021. Other income (expense), net primarily consisted of periodic pension costs offset by expected return on assets for the nine months ended September 30, 2020 and for the period from January 1, 2021 through June 25, 2021.

Liquidity and Capital Resources

Our liquidity and capital resources are discussed in four separate sections below: (1) Successor Cash Flows, (2) Predecessor Cash Flows, (3) Indebtedness, and (4) Contractual Obligations. The Successor Cash Flows represent the cash flows of ELM from the applicable periods subsequent to its inception on August 20, 2020 through September 30, 2021, including the closing of the Business Combination and the SERES Asset Purchase. The Predecessor Cash Flows represent the cash flows of EVAP Operations up to the date of the closing of the SERES Asset Purchase on June 25, 2021. The Indebtedness and Contractual Obligations represent those of the Successor as of September 30, 2021.

As of September 30, 2021, our principal source of liquidity was our unrestricted cash balance in the amount of $143.2 million, which was primarily comprised of money market funds consisting of liquid debt securities issued by the U.S. government.

As a revenue generating early stage growth company, the net losses we have incurred since inception are consistent with our strategy and budget. We will continue to incur losses in accordance with our operating plan as we continue to expand our operations to increase production, finalize our go-to-market model and scale our operations to meet anticipated demand.

Successor Cash Flows

A summary of the Successor cash flows for the nine months ended September 30, 2021 are presented below (in thousands):

	Successor
Net cash provided by (used in)	Nine Months Ended September 30, 2021	For the period from August 20, 2020 through September 30, 2020
	(Unaudited)	(Unaudited)
Operating activities	$(37,442)	$—
Investing activities	(32,175)	—
Financing activities	215,316	10
Net change in cash	$145,699	$10

Cash Flows from Operating Activities

For the nine months ended September 30, 2021, cash flows used in operating activities were $37.4 million. The cash used related to our net loss of $29.0 million, adjusted for certain non-cash expenses including $2.5 million related to noncash interest expense, $1.3 million related to amortization and depreciation expense, and $5.1 million related to shared based compensation offset by a $6.1 million gain on change in fair value of warrant liabilities and adjusted for changes in net working capital accounts of $10.2 million, including a $8.0 million increase in prepaid expenses and other current assets, a $7.6 million increase in inventories, a $0.1 million increase in accounts receivable, a $4.6 million increase in accrued expenses, and a $0.8 million increase in accounts payable. The amounts reflect our continuing spending necessary to bring our commercial electric vehicle solutions to market. There were no cash flows from operating activities for the period from August 20, 2020 through September 30,2020.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, cash flows used in investing activities were $32.2 million consisting of $30.2 million for the SERES Asset Purchase and related transaction costs, and $2.0 million for capital expenditures. There were no cash flows from investing activities for the period from August 20, 2020 through September 30, 2020.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, cash flows used in financing activities were $215.3 million, consisting of $243.8 million in proceeds from the Business Combination, net of fees paid for transaction costs, and offset by $61 thousand paid for the repurchase of ELM common stock from a related party prior to the Business Combination, and $28.4 million for the payment of an installment under an obligation related to the SERES Asset Purchase on June 30, 2021. For the period from August 20, 2020 through September 30, 2020, cash flows used in financing activities were $0.01 million consisting of initial paid in capital.

Noncash Investing and Financing Activities

For the nine months ended September 30, 2021, we had the following noncash investing and financing activities (in thousands):

Nine Months Ended September 30, 2021
Capital expenditures included in accounts payable	$377
Noncash investing intangible and other assets included in other long-term liabilities	$2
Noncash financing conversion of ELM Convertible Notes	$27,522
Noncash investing SERES Asset Purchase in accounts payable	$5,012
Noncash investing SERES Asset Purchase assumption of pension obligation	$113
Noncash financing and investing SERES Asset Purchase issuance of Promissory Note	$42,824
Noncash financing and investing SERES Asset Purchase issuance of Land Contract obligation	$69,612
Noncash financing and investing SERES Asset Purchase issuance of common stock	$49,950

Predecessor Cash Flows

A summary of the Predecessor cash flows for the period from January 1, 2021 through June 25, 2021 and the nine months ended September 30, 2020 are presented below (in thousands):

	Predecessor
Net cash provided by (used in)	For the period from January 1, 2021 through June 25, 2021	Nine Months Ended September 30, 2020
	(Unaudited)	(Unaudited)
Operating activities	$(1,989)	$(5,759)
Investing activities	—	(23)
Financing activities	$1,989	$5,782
Net change in cash	$—	$—

Cash Flows from Operating Activities

For the period from January 1, 2021 through June 25, 2021, cash flows used in operating activities were $2.0 million. The cash used primarily related to the Predecessor's net loss of $1.6 million, adjusted for certain non-cash expenses, including $23 thousand related to depreciation, $17 thousand related to defined benefit pension costs, and $25 thousand related to share-based compensation and adjusted for a $0.4 million change in net working capital accounts, including a $0.2 million decrease in accounts payable and a $0.3 million decrease in accrued expenses, offset by a $35 thousand decrease in prepaid expenses.

For the nine months ended September 30, 2020, cash flows used in operating activities were $5.8 million. The cash used primarily related to the Predecessor's net loss of $6.1 million, adjusted for certain non-cash expenses including $35 thousand related to depreciation, $29 thousand related to defined benefit pension costs, $75 thousand related to share-based compensation, and $69 thousand related to loss on disposal of equipment and adjusted for a $100 thousand change in net working capital accounts, including a $18 thousand increase in prepaid expenses, offset by a $34 thousand decrease in accounts payable, and a $84 thousand decrease in accounts payable.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020, cash flows used in investing activities were $23 thousand for purchases of property, plant, and equipment that were reported as non-cash investing activities at December 31, 2019.

Cash Flows from Financing Activities

For the historical periods presented, the Predecessor was a component of SERES with no cash balances as all operating and investing cash flows were funded by SERES. The net cash flow used in operations and investing activities were funded through cash flows from financing activities in the form of changes in Predecessor parent’s net investment.

Indebtedness
In conjunction with the closing of the SERES Asset Purchase, we are obligated to make future payments under the Land Contract and the Promissory Note. The Land Contract obligation is non-interest bearing and the Promissory Note has a stated interest rate of 0.13% and both mature on April 30, 2023. The total interest on the Promissory Note of $42 thousand will be due at maturity. The fair value of the obligations on the date of closing, (June 25, 2021) were determined to be $112.4 million with an effective interest rate of 2.67%. The required principal payments under the obligations as of September 30, 2021 were as follows (in thousands):

Description	Land Contract Obligation	Promissory Note	Total Payments
19 Consecutive equal monthly installments through April 30, 2023	3,103	1,420	4,523
Total principal payments under Land Contract and Promissory Note	$58,965	$26,987	$85,952
Fair value at inception	$69,612	$42,824	$112,436

The carrying values as of September 30, 2021 were as follows (in thousand):

	Land Contract Obligation	Promissory Note	Total Carrying Value
Carrying value as of September 30, 2021	$57,658	$26,428	$84,086
Less current portion due in next 12 months	(37,242)	(17,044)	(54,286)
Noncurrent portion due after 1 year	$20,416	$9,384	$29,800

Contractual Obligations

The following table summarizes our contractual obligations and commitments for cash expenditures as of September 30, 2021 and the years in which these obligations are due (in thousands):

	Payment Due by Period
As of September 30, 2021	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Promissory Note	$27,028	$17,044	$9,984	$—	$—
Land Contract obligation	58,966	37,242	21,724	—	—
Cloud computing service contract	643	206	291	146	—
Operating lease - parking lot	2,082	72	144	143	1,723
Operating lease - office building	612	274	338	—	—
Total	$89,331	$54,838	$32,481	$289	$1,723

The total payments due for the Promissory Note and the Land Contract obligation are higher than the carrying value reported on the balance sheet as of September 30, 2021 as they were recorded at fair value on June 25, 2021 and are being accreted up to settlement value stated in the table above.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (the "SEC").

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

Revenue Recognition

The Company derives its revenues from the sale of electric 'last mile' delivery and utility vehicles. Revenues are recognized when control of these products is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company does not have any significant financing components as payment is received shortly after point of sale. In the future, the Company may be subject to estimating returns which will be recorded as reduction to the revenues at the point of sale.

Share-Based Compensation

We use the fair value method of accounting for the restricted stock units (“RSUs”) granted to employees to measure the cost of employee services received in exchange for the share-based awards. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common share. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally three years for RSUs. Share-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period. For performance-based awards with a vesting schedule based entirely on the attainment of performance conditions, share-based compensation expense is recognized for each tranche over the vesting period ascribed to the achievement of the operational milestone for such tranche when the achievement of each individual performance milestone becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of market conditions, the fair value of such awards is estimated on the grant date using a Monte Carlo simulation; the share-based compensation expense associated with each tranche is recognized over the derived service period determined by the Monte Carlo simulation.
As we accumulate additional employee share-based awards data over time and as we incorporate market data related to our common share, we may calculate significantly different volatility values, which could materially impact the valuation of our share-based awards and the share-based compensation expense that we will recognize in future periods. Share-based compensation expense is recorded in research and development expense and general and administrative expense in the consolidated statements of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that material weaknesses existed and our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weaknesses identified above, we continue to enhance our processes to identify and appropriately apply applicable accounting requirements, and to standardize change management and information technology access policies. We continue to execute on our plans to hire additional accounting and information technology professionals, provide enhanced access to accounting literature, research materials and documents and enhance communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and implementation of internal control (including in the information technology area). The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 as well as the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to purchase any of our securities. If any of these risks actually occur, it could harm our business, prospects, financial condition, and operating results. In that event, the price of our securities could decline and you could lose part or all of your investment.

We may be unable to adequately control the costs associated with our operations.

We incur and expect to incur significant costs to procure and transport the components required to manufacture the ELMS Vehicles. The prices for these components may fluctuate depending on factors beyond our control. Furthermore, currency fluctuations, tariffs or shortages in petroleum or other energy sources, and other economic or political conditions have resulted and may continue to result in significant increases in freight charges, logistics costs, and raw material costs. Substantial increases in freight charges, logistics costs, and/or raw materials have and may continue to increase the cost of our components and consequently, our operating costs and the costs of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which could reduce our margins. Further, substantial increases in freight costs and/or logistics costs may increase the costs of our products and the prices paid by our customers, which may decrease demand for our products and would adversely affect our business, prospects, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
10.1††	Form of Restricted Stock Unit Award Agreement (Time- and Performance-Vesting) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on September 3, 2021).

10.2**
Master Purchase Agreement, effective as of March 19, 2021 and fully executed as of July 7, 2021, by and between Electric Last Mile, Inc. and Liuzhou Wuling Automobile Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on July 12, 2021).

10.3
Agreement for Engineering, Design & Development Services, effective as of March 18, 2021 and fully executed as of July 7, 2021, by and between Electric Last Mile, Inc. and Liuzhou Wuling Automobile Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on July 12, 2021).

10.4
Supplemental Agreement, fully executed as of July 7, 2021, by and between Electric Last Mile, Inc. and Liuzhou Wuling Automobile Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on July 12, 2021).

10.5	Firm Order Agreement, effective as of September 21, 2021, by and between Electric Last Mile, Inc. and Randy Marion Isuzu, LLC dba Randy Marion ELMS (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39457), filed with the SEC on September 27, 2021).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Electric Last Mile Solutions, Inc.

Date:	November 12, 2021	By:	/s/ James Taylor
James Taylor
Chief Executive Officer

Date:	November 12, 2021	By:	/s/ Robert Song
Robert Song
Chief Financial Officer